Form 10-K405
period 2001-12-31
PAYPAL INC
filed 2002-03-13
CIK 1103415

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number: 000-49603

PAYPAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0510487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1840 Embarcadero Road, Palo Alto, California	94303
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (650) 251-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /            No /x/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 2002 as reported on the National Market of The Nasdaq Stock Market, was approximately $467 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 1, 2002, registrant had outstanding 60,643,281 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits filed with the registrant's Registration Statement on Form S-1 (Registration No. 333-70438), as amended, are incorporated herein by reference into Part IV of this report.

Special Note Regarding Forward-Looking Statements

        The federal securities laws provide for a safe harbor for certain forward-looking statements. This safe harbor protects us from liability in a private action arising under either the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, for forward-looking statements that are identified as such and accompanied by meaningful cautionary statements, or are immaterial.

        This report contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable technology. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including for example, our ability to compete with other payment systems, such as eBay Payments; the risk of loss due to fraud and disputes between senders and recipients; and the fact that our status under state, federal and international financial services regulation is unclear. Consequently, you should not place undue reliance on these forward-looking statements. We discuss many of these and other risks and uncertainties in greater detail under the section entitled, "Risk Factors That May Affect Future Results and Market Price of Stock" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K.

        The forward-looking statements speak only as of the date on which they are made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

        PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. Our network builds on the existing financial infrastructure of bank accounts and credit cards to create a global payment system. We deliver a product well suited for small businesses, online merchants, individuals and others currently underserved by traditional payment mechanisms.

        We seek to become the global standard for online payments. We currently offer our account-based system to users in 39 countries including the United States. For the year ended December 31, 2001, our payment volume sent to business accounts, which we refer to as Gross Merchant Sales or GMS, totaled $3.1 billion. GMS equaled 87.9% of our total payment volume of $3.5 billion for this period. Our GMS consists mainly of payments to small businesses. Currently, the majority of these payments relate to sales of goods and services through online auctions. As of December 31, 2001, we had 12.8 million accounts, including 2.6 million business accounts and 10.2 million personal accounts.

        To send a payment, a PayPal account holder enters the email address of the recipient and the payment amount, and selects a funding source—credit card, bank account or PayPal balance. In addition, with our Web Accept feature, merchants can accept PayPal payments directly from their websites. When a consumer who has not yet registered with PayPal visits the website of a merchant that has integrated Web Accept, the consumer can open a PayPal account from the merchant's site in order to make a purchase.

        Payment recipients may use their funds to make payments to others, leave the funds in their PayPal accounts and earn a money market rate of return, or withdraw the funds at any time by requesting a bank account transfer or a check delivered by mail or by using the PayPal ATM/debit card. When a PayPal sender makes an email payment to a recipient who does not yet have a PayPal account, the recipient follows a link in the payment notification email to register with PayPal and gain access to the funds.

        We have achieved our rapid growth through a combination of the "push" nature of email payments to non-registered recipients and the "pull" nature of Web Accept. During the year ended December 31, 2001, our total number of accounts grew by 7.3 million, an average of 20,000 per day, at an average total marketing expense of $0.97 per new account, which includes an average promotional bonus cost of $0.12 per new account.

Our History

        We set out to develop a payment system combining the pervasiveness of email with the existing financial infrastructure—the Automated Clearing House, or ACH, system, the credit card networks and the ATM/debit card networks. We launched our product in October 1999, offering free email-driven, person-to-person payments. In order to encourage growth, we designed our system to allow senders to pay people who did not yet have PayPal accounts. Every time a PayPal user sent money to someone who had not joined the PayPal network, the recipient received an email with a link to open a PayPal account and claim his money. In this way, the user base grew as a direct function of people using the PayPal system. We augmented this user-driven growth with various promotional bonuses. We began the year 2000 with 12,000 users and just six months later our account base had grown to 2.2 million. As of December 31, 2001, we had 12.8 million accounts.

        Recognizing that much of our payment volume involved businesses, in June 2000 we began charging fees to our higher volume individual and commercial recipients by launching business accounts. Unlike personal accounts, business accounts may receive unlimited credit card funded payments and also take advantage of e-commerce-enabling features such as Web Accept, which allows merchants to receive payments directly from their websites. A number of previous attempts to create new payment mechanisms failed largely because of the "chicken and egg" problem—consumers did not adopt the mechanism because merchants did not accept it, and merchants would not accept it because no consumers used it. We solved this problem by making it virtually costless for merchants to sign up for accounts. A business only needed email and an Internet connection. At the same time, our growing customer base encourages merchants to register simply by sending them email payments. As of December 31, 2001, our 12.8 million total accounts included 2.6 million business accounts.

        For the year ended December 31, 2001, we processed an average of 189,000 payments per day, totaling $9.6 million in daily volume. We have refined our sign-up and referral bonus requirements to encourage our customers to utilize the full range of our product, including the ability to link a bank account and to earn a money market rate of return on their respective PayPal balances. During the year ended December 31, 2001, we added an average of 20,000 new accounts every day at an average cost of $0.12 in promotional bonuses per new account. As we have grown our customer base and added features to our product, we have increased the prices charged to business accounts with no noticeable adverse effect on GMS. We believe that our market exhibits network characteristics, meaning that as the number of participants within the PayPal network grows, the value of joining the network grows as well.

The PayPal Product

  How PayPal Works

        Joining the Network.    To send or receive a payment, a user first must open a PayPal account. A new recipient opens an account after receiving notification of a payment, and each new sender opens an account in the process of making a payment, either at the PayPal website or at the website of a merchant that has integrated our Web Accept feature. Allowing new users to join the network at the time of making or receiving payments encourages our natural, user-driven growth. Our fast and simple account sign-up process asks each new user to register with PayPal his name, street address and email address, which serves as the unique account identifier.

        Making Payments.    Senders make payments at the PayPal website or at the sites of merchants that have integrated our Web Accept feature. To make a payment at our website, a sender logs in to his account and enters the recipient's email address and the dollar amount of the payment. To make a payment through Web Accept, a sender selects an item for purchase, confirms the payment information and enters his email address and password to authorize the payment. In both scenarios, we debit the money from the sender's PayPal balance, credit card or bank account and instantly credit it to the recipient's PayPal balance. In turn, the recipient can make payments to others or withdraw his funds at any time. We earn revenues when a business account receives a payment.

        Funding Payments.    Senders fund payments in three ways:

  •
  from the sender's existing PayPal balance;

  •
  from the sender's bank account, using the Automated Clearing House, or ACH, network; or

  •
  from the sender's credit card.

        We incur no funding cost on payments made from existing PayPal balances. We incur a cost of $0.03 for each bank account ACH transfer. By contrast, on credit card-funded payments, on average, we incur processing and interchange fees of 1.9% of the payment amount plus $0.15 per transaction. As a result, we encourage our users to make bank account-funded payments. To those users who choose to maintain PayPal balances, we offer a money market rate of return on PayPal account balances placed in our Money Market Fund. This Fund, which is managed by Barclays Global Fund Advisors, bears a current yield of 2.12% as of December 31, 2001. For the year ended December 31, 2001, customers funded 22.3% of payment volume through their existing PayPal balances, 26.2% via bank account transfers and 51.5% by credit cards. While we encourage senders to make payments from bank account transfers or existing PayPal balances, we also welcome and encourage senders to register and use credit cards. Many senders prefer to fund transactions using credit cards, and their participation in our user base increases the value of our payment network.

        We use the terms "balance" and "PayPal balance" to refer to funds that our customers choose either to invest in the PayPal Money Market Fund (offered only to U.S. customers) or to authorize us to place the funds in pooled bank accounts as agent of our customers. These funds belong to the customers and hence are shown as a liability on our balance sheet. Such funds are available to the customer for immediate spending or withdrawal through PayPal.

        Verification of our Account Holders.    In order for senders to fund payments from their bank accounts, they first must become verified PayPal users through our Random Deposit technique for which we have applied for a patent: we make two deposits ranging from 1 to 99 cents to the user's bank account. To verify ownership of the account, the user then enters the two amounts as a four-digit code at the PayPal website. In addition to allowing funding via bank accounts, verification also removes some spending limits on users' accounts and gives them reputational advantages when transacting with other members of the PayPal community.

	Account Metrics As of
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Millions, Except Percentages)
Number of verified bank accounts	—	0.04	0.8	1.4	2.0	2.5	3.0	3.4
Total number of PayPal accounts	0.8	2.2	3.7	5.5	7.2	8.8	10.6	12.8
Percentage of total accounts verified	—%	1.8%	21.0%	25.0%	27.4%	28.5%	28.5%	26.2%
	Funding Metrics for the Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Millions, Except Percentages)
Percentage of payment volume funded by:
Credit cards	76.2%	81.0%	74.1%	56.9%	48.8%	50.5%	53.2%	52.3%
Bank accounts	—%	—%	5.2%	20.3%	27.4%	27.3%	25.7%	25.4%
PayPal account balances	23.8%	19.0%	20.6%	22.8%	23.9%	22.2%	21.0%	22.3%

        The percentage of our payment volume funded by credit cards increased from 48.8% for the three months ended March 31, 2001 to 52.3% for the three months ended December 31, 2001 partly because a higher proportion of our payment volume during the latter period involved international accounts, which allow external funding only from credit cards, and partly because in June 2001 we increased the initial credit card spending limit from $250 to $1,000 before a user becomes verified.

        Withdrawing Money.    Each U.S.-based account holder may withdraw money from his PayPal account via an ACH transfer to his bank account or by a mailed check from PayPal. ACH withdrawals may take three to five business days to arrive in the account holder's bank account, depending on the bank. Mailed checks may take one to two weeks to arrive and we charge $1.50 per check. Qualifying PayPal users also can receive a PayPal ATM/debit card, which provides instant liquidity to their respective PayPal account balances. ATM/debit card holders can withdraw cash, for a $1.00 fee per transaction, from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard. For the year ended December 31, 2001, we earned revenues net of cash back payments of approximately 0.9% on PayPal ATM/debit card transactions.

        In September 2001, we launched our new virtual debit card feature called Shop Anywhere. Shop Anywhere allows PayPal users to make purchases up to $150 per day using their PayPal balances at any online merchants accepting MasterCard.

Timing of Payments and Withdrawals

        The time it takes for a sender to complete a transaction using PayPal and for a recipient to have use of the transferred funds depends on the sender's funding source for the payment and the recipient's choice regarding use of the funds he or she receives. The sender can fund a payment from one of three sources: an existing PayPal balance, a credit card or, for U.S. customers, a bank account. If the sender funds the payment in full using a pre-existing PayPal balance, PayPal instantly debits the amount specified by the sender from the sender's balance and simultaneously credits that amount, less any applicable fees, to the recipient's PayPal balance. If the sender instead funds the payment in part or in full using a credit card, PayPal credits the amount of the payment, less any fees, to the recipient's account as soon as PayPal receives information from the applicable credit card network that the sender's payment is authorized, which usually takes a few seconds. Similarly, if the sender has registered both a primary bank account and an alternate funding source with PayPal and qualifies for PayPal's "Instant Transfer" feature, PayPal will credit the recipient's account instantly. PayPal will concurrently initiate a debit to the sender's primary bank account through the ACH network. The only type of payment in which PayPal does not credit funds instantly to the recipient occurs if the sender chooses to use bank account funding but does not qualify for, or elects not to use, Instant Transfer. In these "eCheck" payments, PayPal will initiate a debit to the sender's bank account through the ACH network, and will notify the recipient immediately that the sender has initiated payment, but will credit funds to the recipient's account only after the debit has been completed, which usually takes three to four business days.

        Once the funds have been credited to the recipient's account, the recipient can leave the funds in the PayPal system or can at any time initiate a withdrawal. The customer can withdraw funds either by ACH transfer to his or her bank account, if the customer is in the U.S. or one of 12 other countries, or by check for U.S. customers. Recipients who are U.S. customers can also immediately spend up to $150 per day from their PayPal balance at online sellers that accept MasterCard, using PayPal's Shop Anywhere feature. U.S. recipients who have a business account may also be eligible for the PayPal ATM/debit card, which can be used to spend PayPal balances at online sellers and physical retail locations that accept MasterCard and withdraw cash at ATMs.

        If the recipient initiates a withdrawal by ACH transfer, he or she will typically receive the funds in his or her bank account within four business days, or five business days in the 12 countries outside the U.S. where PayPal offers withdrawals to local bank accounts. If the recipient initiates a withdrawal by check, PayPal will send a request on the following business day to its processing bank to issue and send the check through the U.S. mail, but the time needed for the recipient to receive the check will depend on the speed of mail delivery and the recipient's geographic location. The full process from initiation of a check withdrawal request to receipt of the check by the customer can take up to two weeks. Even after the customer has received the check, he or she will need either to cash the check or deposit it in his or her bank. If he or she deposits the check in the bank, depending on the customer's location, the bank may take up to five additional days to credit the customer's account with the funds.

        Users may also add funds to their PayPal accounts without making a payment. This is not possible by credit card, but only by ACH transfer from a bank account, which generally takes three to four business days to complete.

        The following tables summarize the timing of payments and withdrawals.

Making Payments and Funding:

Source
Bank Account
	Credit Card	Instant Transfer	eCheck/ACH	Existing PayPal Balance
Domestic payment	Instant	Instant	3-4 business days	Instant
International payment	Instant	n/a	n/a	Instant
Add funds	n/a	n/a	3-4 business days	n/a

Withdrawals:

Method
	Bank Account	Check	ATM/Debit Card
Domestic withdrawal	3-4 business days	Up to 2 weeks	Instant
International withdrawal	5 business days	n/a	n/a

  Account Types

        Business Accounts.    Our customers choose either PayPal business accounts or PayPal personal accounts. Gross Merchant Sales, or GMS, equals the total dollar volume of payments sent to business accounts. Business accounts pay us transaction fees on all payments they receive. Since July 14, 2001, our per transaction rate varied according to the following schedule: 2.2% of the GMS payment amount plus $0.30 per transaction for merchants in good standing receiving an average of at least $1,000 per month in payments; 2.9% of the GMS payment amount plus $0.30 per transaction for merchants receiving an average of less than $1,000 per month in payments; and from 3.4% to 3.9% of the GMS payment amount plus $0.30 per transaction for higher risk accounts.

	For the Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Millions, Except Percentages)
Gross Merchant Sales (GMS)	$—	$1.9	$55.6	$335.7	$546.8	$663.0	$815.0	$1,070.8
Total payment volume	$46.3	$248.8	$422.8	$543.6	$642.7	$746.9	$924.6	$1,205.8
GMS as a percentage of total payment volume	—	0.8%	13.2%	61.8%	85.1%	88.8%	88.1%	88.8%

        Business accounts benefit from a number of additional features:

  •
  the right to receive credit card-funded payments;

  •
  the ability to apply for the PayPal ATM/debit card;

  •
  the right to list on PayPal Shops, a searchable directory of approximately 25,000 online businesses that accept PayPal;

  •
  our Web Accept feature, which enables businesses to accept payments directly from their websites;

  •
  the PayPal shopping cart feature, which allows a business account's customers to purchase multiple items with a single payment; and

  •
  subscriptions, allowing businesses to receive regularly scheduled payments.

        We use the term "premier account" on our website to describe fee-paying accounts held by individuals. In this annual report on Form 10-K, we refer to premier accounts and business accounts collectively as "business accounts". As of December 31, 2001, we had approximately 2.3 million accounts designated as "premier" and approximately 300,000 accounts designated as "business".

        Personal Accounts.    PayPal personal accounts allow users to make and receive online payments, except that personal accounts may not receive credit card-funded payments. Personal accounts can upgrade to business accounts at any time and thereby avail themselves of all the benefits of a business account, including the ability to receive credit card-funded payments. During the year ended December 31, 2001, 907,000 customers upgraded from personal to business accounts.

        International Accounts.    We currently allow residents of 38 foreign countries to open PayPal accounts. These international senders make payments through credit cards or from their PayPal account balances. International recipients may withdraw money from their PayPal accounts to a U.S. bank account free of charge. In addition, international recipients in twelve countries can make electronic funds transfer withdrawals to their local bank accounts for a weighted average fee of 2.0% of the withdrawal amount plus approximately $1.00 per withdrawal. In addition, for the year ended December 31, 2001 we charged a weighted average currency risk spread of 1.5% of the withdrawal amount. We charge international senders a fee of 2.6% of the payment amount plus $0.30 per payment for making payments not funded from an existing PayPal balance. Beginning in the second quarter of 2002, we expect to charge fees to recipients of cross-border payments rather than to international senders. As of December 31, 2001, we had 1.0 million international accounts, compared with 140,000 as of December 31, 2000. We intend to develop multi-currency functionality in 2002, which will enable international users in some countries to hold balances in their local currencies.

  Security and Privacy

        PayPal users choose a unique password to protect their accounts. To make payments, senders need to disclose only their email addresses to recipients. Similarly, to receive payments, recipients need to disclose only their email addresses to senders. Many buyers and sellers wary of disclosing financial information online find this high level of personal privacy attractive. See "Technology."

        Beginning in the first quarter of 2002, we will deposit all U.S.-based customer funds not transferred to the PayPal Money Market Fund in FDIC-insured bank accounts. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, we received an advisory opinion from the Federal Deposit Insurance Corporation (the "FDIC") on the availability of pass-through FDIC insurance for our customers. This opinion concluded that pass-through FDIC insurance would be available to our customers if we (1) place pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable FDIC recordkeeping requirements and (4) truly operate as an agent of our customers.

        In connection with our implementation of steps to establish that we are truly operating as an agent, as set forth in the FDIC advisory opinion, in March 2002, we transferred customer funds previously held in bank money market accounts into non interest-bearing bank accounts.

        As these customer funds have been transferred into non-interest bearing bank accounts, our revenues from interest on funds held for others in future periods will decline. For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, these revenues represented $0, $2.0 million, and $3.8 million and 0%, 14% and 4% of our total revenues, respectively. In addition, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from our balance sheet in future periods.

Our Customers

  Customer Activity and Concentration

        For the year ended December 31, 2001:

  •
  2.3 million unique PayPal accounts received at least one payment;

  •
  7.1 million unique PayPal accounts sent at least one payment; and

  •
  7.5 million unique PayPal accounts sent or received at least one payment, of which 7.1 million, or 93.4%, sent or received a payment that resulted in a fee.

        For the year ended December 31, 2001, our top 100 customers in terms of payment volume received accounted for 5.3% of our total payment volume. For the same period, our top 100 customers in terms of payment volume sent accounted for 1.9% of our total payment volume.

  Online Auctions

        PayPal has emerged as the method of choice for small and medium-sized businesses to receive payments for auctions on eBay, the largest online auction community. As of December 31, 2001, we estimate that approximately 71% of all eBay auctions explicitly accepted PayPal versus approximately 25% accepting eBay Payments, formerly known as Billpoint. In order to collect this data, we periodically sample a selection of eBay auctions to estimate the percentage of listings that accept PayPal as a payment option. Our sample is both random and weighted in an effort to represent all of eBay's listing categories.

        For the year ended December 31, 2001, our customers identified to us approximately 66.9% of our payment volume as settlements from online auction transactions, and 33.1% as non-auction related. During 2001, our percentage of auction-related payment volume decreased as we continued to diversify and our non-auction-related business grew more rapidly than did our auction-related business. The following table sets forth our auction-related payment volume and non-auction-related payment volume for the periods presented:

	For the Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Millions)
Auction-related payment volume	$444.0	$522.9	$617.9	$768.4
Non-auction-related payment volume	198.7	224.0	306.7	437.4

Total payment volume	$642.7	$746.9	$924.6	$1,205.8

        The following table sets forth our sequential quarter-on-quarter growth rates for auction-related payment volume and non-auction-related payment volume for the periods presented:

	For the Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Auction-related payment volume	—%	17.8%	18.2%	24.3%
Non-auction-related payment volume	—%	12.7%	36.9%	42.7%
Total payment volume	18.2%	16.2%	23.8%	30.4%

        Auction-related payment volume data prior to the first quarter of 2001, and thus sequential growth rates prior to the second quarter of 2001, are not available as we began tracking this data during the fourth quarter of 2000.

  Business Customers

        In addition to online auction commerce, our business accounts conduct a wide variety of commercial transactions using PayPal, including the sale of goods online such as electronics and household items, the sale of services online such as web design and travel, and the sale of digital content. Offline businesses, including lawyers, contractors and physicians, also receive payments online through PayPal.

  Personal Customers

        Our personal accounts primarily use PayPal to make payments to business accounts for goods and services. We also enable "person-to-person" payments, examples of which include roommates sharing living expenses, parents sending money to children, friends sharing travel expenses and purchases from small-scale, infrequent online auction sellers.

	Account Data As of
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands, Except Percentages and Per Account Data)
Business accounts	—	14	289	800	1,327	1,731	2,138	2,629
Personal accounts	824	2,176	3,429	4,718	5,873	7,067	8,451	10,201
Total accounts	824	2,190	3,718	5,518	7,200	8,798	10,589	12,830
Business accounts as a percentage of total accounts	—	0.6%	7.8%	14.5%	18.4%	19.7%	20.2%	20.5%
Total number of payments (during the period)	1,026	5,456	9,438	12,325	13,524	15,058	17,969	22,319
Average number of payments per quarter per account (at period end)	1.2	2.5	2.5	2.2	1.9	1.7	1.7	1.7

  International Customers

        As of December 31, 2001, we had 1.0 million international accounts, equal to 7.8% of our total account base. By comparison, as of December 31, 2000, we had 140,000 international accounts, equal to 2.5% of our total account base. For the three months ended December 31, 2001, 17.0% of all PayPal payments involved at least one international account, as compared to 12.7% for the year ended December 31, 2001. We are developing a multi-currency platform to enable international users to transact in local currencies, initially euros, British pounds and Canadian dollars.

        Currently, residents of 39 countries have access to the PayPal network. As of December 31, 2001, our largest markets outside the U.S. included 335,000 accounts in Canada, 229,000 accounts in the United Kingdom, 77,000 accounts in Australia, 60,000 accounts in Germany and 27,000 accounts in The Netherlands, and 25,000 accounts in Japan.

	International Accounts As of
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands, Except Percentages)
International accounts	—	—	—	140	313	495	723	1,004
International accounts as a percentage of total accounts	—	—	—	2.5%	4.3%	5.6%	6.8%	7.8%

  Higher Risk Accounts

        We classify merchants in industries that historically have experienced significant charge-back rates, primarily online gaming-related service providers and online gaming merchants, as "higher risk." As of December 31, 2001, we had 569 accounts designated as "higher risk." For the year ended December 31, 2001, 3.9% of the dollar volume of payments received through PayPal, and 1.7% of the total number of payments received through PayPal, were received by higher risk accounts. In order to control the risks presented by these merchants, we research the owners of these accounts, their financial condition and their licenses to operate in their home jurisdictions, and we close the accounts of merchants that do not satisfactorily complete our review. We charge higher fees to these merchants, ranging from 3.4% to 3.9% of the payment amount plus $0.30 per transaction. We also hold a percentage of their incoming payments, typically ranging from 10% to 15%, as a reserve against future charge-backs. To date, customers have not charged-back payments to these merchants at a materially higher rate than customers making other types of payments, and the reserves that we hold have been sufficient to cover all charge-backs of payments to higher risk accounts. The legal status of many of these higher risk accounts is uncertain, and these businesses could be prohibited or restricted from operating in the future. If these merchants are operating illegally, we could be subject to civil or criminal prosecution for money laundering or for aiding and abetting violations of law. We would also lose the revenues associated with these accounts.

        In the third quarter of 2001, we developed a subscription payments feature that could prove attractive to online vendors of adult content. We do not actively target or separately track this market, but we do not prohibit these vendors from using PayPal. For the six months ended December 31, 2001, 0.1% of the dollar volume of payments sent through PayPal was sent using our subscription feature.

Sales and Marketing

        From our launch, we have grown primarily through organic, user-driven means. Each time an existing PayPal customer sends or receives funds to or from someone who has not yet registered with PayPal, the other party must open a PayPal account in order to receive or send the payment. Thus, when a PayPal user makes an email payment to someone who does not yet have a PayPal account, the recipient follows a link in the payment notification email to register with PayPal and gain access to the funds. Similarly, when a consumer who has not yet registered with PayPal visits the website of a merchant that has integrated our Web Accept feature, the consumer opens a PayPal account from the merchant's site in order to make the purchase. We have achieved our growth through this combination of "push"- and "pull"-driven new customer acquisition. Starting with payments made from our 24 employees to their friends in October 1999, our user base grew to 10,000 in December 1999, to 100,000 by early February 2000, to 1,000,000 by mid-April 2000 and to 10,000,000 by September 2001.

        We accelerated our natural growth with promotional bonuses, our only significant marketing expenditures. Thus, in late 1999 and early 2000, we offered qualified new users a $5 to $10 sign up bonus, automatically credited to their respective PayPal accounts. Additionally, for each qualified new member one of our users introduced to the network, we credited the original user's PayPal account with a $5 to $10 referral bonus. We have continued to refine the criteria qualifying users for promotional bonuses. During the year ended December 31, 2001, we spent $0.9 million on promotional bonuses and acquired 7.3 million accounts, for an average cost of $0.12 per account. Our organic, user-driven growth has proven more cost-effective than traditional sales and marketing channels, such as television, radio and print advertising, or Internet-based promotional methods such as banner ads and directed email campaigns.

Risk Management

        PayPal's account-based network enables us to detect and prevent fraud when funds enter the PayPal network, as funds move within the network and when they leave. Striking the optimal balance between the dual objectives of controlling fraud and providing a user-friendly system will remain a key challenge for PayPal.

        Our risk management techniques include the following:

  •
  Card Evaluation.    PayPal deploys rigorous anti-fraud screens for every credit card transaction we process. We use internally developed behavioral scores and third party software, in addition to running Address Verification System, or AVS, and more advanced credit card checks.

  •
  Proprietary Fraud Detection Software.    PayPal has developed proprietary fraud detection systems to efficiently identify potentially fraudulent transactions. The IGOR system monitors account and transaction relationship patterns in order to control our loss exposure once fraudulent funds enter the PayPal system, and the ILYA system utilizes account and transactional characteristics to help prevent fraudulent funds from entering or leaving the PayPal system.

  •
  Experience.    Our experience and cumulative knowledge in dealing with attempted fraud perpetrators represents an additional anti-fraud advantage.

        We are not aware of any banks having prohibited or restricted their customers from conducting transactions with PayPal, although we are aware of two incidents in which customers of a bank temporarily were unable to conduct transactions with PayPal. These incidents, one of which involved miscoding of transactions, and the other involving suspected fraud, were resolved quickly.

Technology

        Our technology facilitates easy access to the PayPal website, both to acquire new customers and to allow existing ones to conduct financial transactions. We focus much of our development efforts on creating specialized software that enhances our Internet-based customer functionality. One of our key challenges remains building and maintaining a scalable and reliable system, capable of handling traffic and transactions for a growing customer base. The major components of our network reside at our corporate headquarters in Palo Alto, California, at an Equinix data center in San Jose, California, and at our operations and customer support facility in Omaha, Nebraska. We have a second data center with Exodus in Santa Clara, California.

        Because of the financial nature of the PayPal product, we seek to offer a high level of data security in order to build customer confidence and to protect our customers' private information. We have designed our security infrastructure to protect data from unauthorized access, both physically and over the Internet. Our most sensitive data and hardware reside at our Equinix data center. This data center has redundant connections to the Internet, as well as fault-tolerant power and fire suppression systems. Because of our special security needs, we house our equipment in physically secure data vaults and we tightly control physical access to our systems.

        Multiple layers of network security and network intrusion detection devices further enhance the security of our systems. We segment various components of the system logically and physically from each other on our networks. Components of the system communicate with each other via Secure Sockets Layer, or SSL, an industry standard communications security protocol, and require mutual authentication. Access to a system component requires at least two authorized staff members simultaneously to enter secret passphrases. This procedure protects us from the unauthorized use of our infrastructure components. Finally, we store all data we deem private or sensitive only in encrypted form in our database. We decrypt data only on an as-needed basis, using a specially designated component of our system which requires authentication before fulfilling a decryption request.

Customer Service and Operations

        Our primary customer service team in Omaha, Nebraska provides email and telephone customer support. As of December 31, 2001, this team consisted of 308 employees. Additionally, as of December 31, 2001, our outsourced New Delhi, India customer service team consisted of 100 dedicated representatives, for a total of 408 persons dedicated to customer support.

        We strive to maintain industry-leading standards for customer service. On average, we respond to phone calls from business account holders in nine seconds, with only a 2.1% call abandonment rate for the year ended December 31, 2001. We estimate that we resolve 85.0% of all email inquiries within 24 hours and 99.0% within four days. Our customer service needs have not grown as quickly as our user base, and we expect this trend to continue. For example, we have improved efficiency from 22,000 PayPal accounts per customer service representative as of December 31, 2000 to 58,000 accounts per customer service representative as of December 31, 2001.

        Our 110-member operations team, also in Omaha, has built expertise in payments industry rules and best practices in Visa and MasterCard, Regulation E, National Automated Clearing House Association and Maestro processing. During the three month period ended December 31, 2001, PayPal's operations team supported an average daily volume of 109,000 ACH transactions and an average daily volume of 121,000 Visa/MasterCard transactions.

Vendor Relationships

  Electronic Payment Exchange

        We process all of our customers' credit card transactions through Electronic Payment Exchange, Inc., or EPX. EPX provides the systems and services that allow us to direct transaction information to the merchant bank that provides transaction processing services to us and sponsors our acceptance of Visa cards. For Visa transactions, First Union National Bank acts as our merchant bank, and for MasterCard, Discover and American Express transactions, TheBancorp.com Bank acts as our merchant bank. Our agreements with EPX, First Union National Bank, Certegy Card Services, Inc., which provides processing services for First Union, and TheBancorp.com Bank make us responsible for all charge-backs unless we obtain a physical signature from the cardholder, and require us to comply with the rules and guidelines of the card associations.

        In turn, EPX and the applicable bank have agreed to process properly-presented card transactions and to transfer the funds from such transactions to us on a daily basis. EPX is also required to meet specified service levels regarding the availability, response times and security of their processing services, their settlement of funds due us, and their charge-back processing. The contract limits the liability of EPX and the applicable bank for any breaches of the agreement to the amount of fees we have paid during the six-month period immediately prior to the event giving rise to our damages.

        We pay EPX and the applicable bank a fee for each credit card authorization, as well as a fee for each completed credit card transaction. The banks also pass through to us standard industry fees that they are charged by the card associations for issuer interchange on completed transactions, which consist of a percentage of the transaction amount. We also are subject to additional fees if we submit less than 50.0% of our customers' credit card transactions through EPX during the first year of the contract. If the dollar amount of credit card transactions that our customers charge back exceed 1.0% of our credit card transaction volume, EPX and the applicable bank can require us to establish a reserve account at the bank equal to the total amount of charge-backs over the last 30 to 120 days, depending on the extent to which our charge-back ratio exceeds 1.0%. At our current charge-back rates, we do not need to provide any funds to this reserve account.

        Until December 1, 2001, our processor for substantially all credit card transactions was Chase Merchant Services. Chase Merchant Services remains responsible to Visa and MasterCard for any charge-backs on our customers' credit card transactions that occurred prior to December 1, 2001. To protect itself against the risk of such charge-backs, Chase Merchant Services has retained approximately $12.0 million in settlement funds due to us, and has notified us of its intention to hold these funds as long as necessary to cover its liability for charge-backs. We also have pledged previously a $3.0 million certificate of deposit to Chase Merchant Services to protect it against the risk of loss from transactions that are subsequently charged back. We believe these amounts of security are excessive compared to Chase Merchant Services' risk of loss from transactions occurring prior to December 1, 2001, and therefore are not permitted under the surviving provisions of our former contract with Chase Merchant Services. We are negotiating with Chase Merchant Services for a reduction in the amount of the reserve.

  Wells Fargo Bank

        Since August 2000, we have processed all of our ACH and check transactions through Wells Fargo Bank. Wells Fargo also provides other services for us, including wire transfers, check printing, mailing and reconciling as well as fraud protection. Under the terms of the contract governing this relationship, neither party has given the other exclusivity in terms of services, and either party can terminate upon ten days' notice. In general, we pay a transaction fee for each ACH and check transaction processed by Wells Fargo. Pricing is schedule-based, depending on a number of factors, including domestic or international location, the total volume of payments and other factors. We are required to keep a minimum of $11.0 million on account with Wells Fargo in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by PayPal and held in a brokerage account at Wells Fargo. These securities, as of December 31, 2001, have a fair market value of $11.0 million and will be accounted for as restricted investments. Although we maintain a good working relationship with Wells Fargo, we continue to examine all of our options for ACH processing, especially in terms of specialty processing such as international payments.

  Bank of America

        As we expand the ability of customers in countries outside the U.S. to withdraw funds from the PayPal system to their local bank accounts, and to fund their PayPal transactions from their local bank accounts, we anticipate using Bank of America to process these bank account transfers. We expect to pay a transaction fee based on the country involved, the total volume of payments and other factors.

  First Data

        In October 2000, we launched the PayPal ATM/debit card to qualifying PayPal members through an arrangement with MasterCard International and with First Data Resources, Inc., which provides our debit card processing services. The PayPal ATM/debit card allows qualified PayPal account holders to access their account balances from any ATM connected to the Cirrus or Maestro networks and at any merchant that accepts MasterCard. We recently launched a "virtual" debit card which allows any customer with a PayPal account balance to use that balance at online merchants that accept MasterCard. Under the terms of the contract governing this relationship, First Data agreed to certain minimum uptime and other detailed service level requirements. We, in turn, agreed to use First Data exclusively for processing of debit card transactions. We also agreed to remain eligible for sponsorship by a "sponsor bank," which is, in our case, BankOne Indiana, N.A. We pay First Data fees on a per-transaction, rather than percentage, basis. In all years after the first year of the contract, we are required to pay First Data a minimum fee, even if the volume of transactions processed by First Data would yield a lower amount. Additionally, we agreed to obtain a letter of credit for the benefit of First Data as collateral to cover its settlement risk with the sponsoring bank. We have pledged a certificate of deposit as security for the letter of credit. If our debit card transaction volume increases, First Data may require us to increase the letter of credit to the average amount of PayPal debit card transactions in recent 4-day periods. As of March 2002, we are in negotiations to increase the size of the letter of credit, which is currently $2.0 million, by approximately $5.0 million based on debit card volumes as per our agreement. We would also need to increase the size of the certificate of deposit, which is classified as restricted cash, by the same amount. If the volume decreases, or First Data's settlement risk otherwise decreases, we have the right to request, but not to require, a corresponding reduction in the letter of credit. This agreement, which has a five-year term, expires on November 1, 2005.

  Visa and MasterCard

        We do not have any direct contractual relationship with Visa or MasterCard other than an agreement relating to our participation in MasterCard's Remote Payment and Presentment Service for online bill payment. As a merchant that accepts Visa and MasterCard credit cards, however, we are subject to, and must comply with, the operating rules of the Visa and MasterCard credit card associations. Under these operating rules, in cases of fraud or disputes between senders and recipients in transactions involving Visa or MasterCard cards, we face charge-backs when cardholders dispute items for which they have been billed. Because we are not a bank, we are not eligible to belong to the credit card associations. As a result, we must rely on banks that are members of these associations or their independent service organizations to process our transactions, to challenge charge-backs on our behalf where appropriate, to inform us of changes to Visa and MasterCard operating rules, and to communicate with the Visa and MasterCard associations on our behalf.

        In late 2000, MasterCard indicated it would terminate PayPal's ability to accept MasterCard cards for payment if we did not change some of our practices and procedures immediately. We and our credit card processor had a series of meetings with MasterCard to discuss how to bring our practices and procedures into compliance. As a result of those meetings, we made changes to our system that we believe resolved MasterCard's concerns, but MasterCard has not communicated to us that its concerns have been fully resolved. In 2001, Visa informed our credit card processor that some of our practices violated its operating rules, and we made certain changes to our practices in response. In a letter dated January 25, 2002, Visa informed our credit card processor that three issues remain unresolved and, as a result, fined our processor $30,000. Our processor charged us for the full amount of the fine imposed on them. Specifically, Visa objected to our charging and immediately rebating international membership fees, and to our charging fees to international customers for payments that are funded using credit cards, but not for payments that are funded from balances in the PayPal system. Visa also objected to our practice of obtaining a card holder's single up-front authorization, rather than authorization on a transaction by transaction basis, to charge that card holder's Visa account if the card holder requests an ACH transfer and that transfer fails. We are continuing our efforts to resolve Visa's concerns. Although Visa has not threatened to suspend, terminate or otherwise limit or restrict our ability to accept Visa cards, we have proposed to change our current practices to resolve these three outstanding issues. These changes include not rebating international membership fees, charging fees to recipients of cross-border payments rather than to international senders, and seeking authorization on a transaction by transaction basis to charge a card holder's Visa account if a related ACH transfer fails. As is the case with any merchant that Visa believes is violating its operating rules, however, Visa could terminate our ability to accept Visa cards for payment or levy additional fines against us if we do not resolve Visa's concerns.

  Providian

        In March 2002, we entered into a Credit Card Alliance Agreement with Providian Bancorp Services, an affiliate of Providian National Bank and Providian Bank, each an issuer of general-purpose credit cards. This Agreement replaced and superseded the prior agreement we entered into with Providian in February 2001. Under the terms of this new agreement, Providian agrees to offer PayPal-branded credit cards to our account holders and to cooperate with PayPal in developing the marketing for this program. The agreement provides that Providian will pay us a one-time payment in order to redesign the PayPal website and market the strategic alliance, as well as certain bounty fees for each new Providian account referred by the program. These bounties are based on the number of active new accounts during a three-month period, with a higher bounty per account accompanying a larger number of new accounts booked. Additionally, whenever a PayPal Visa card is used by an account holder, we receive a share of Providian's transaction fee revenue. This revenue share applies to purchases and quasi-cash transactions on all accounts booked under both the new and old agreements.

        We agreed to make the Providian-issued co-branded credit card the exclusive U.S. credit card promoted in the registration process on the PayPal website, and not to sponsor or participate in any competing co-branded credit card product marketed to U.S. PayPal members. Under the terms of the contract governing this relationship, Providian is responsible for loan underwriting decisions, loan servicing and legal compliance, and bears all the costs of issuing cards and underwriting the portfolio. The contract has a five-year term, with renewal for an additional 2-year period unless either party gives written termination notice to the other at least 90 days before March 1, 2007. Either party may also terminate the contract if the other party is acquired or is subject to a change of control, subject to payment of an early termination fee, which is determined based in part on whether or not the party is acquired by a competitor of the other party.

Competition

        The market for our product is emerging, intensely competitive and characterized by rapid technological change. We compete with a number of companies, both directly in the email-based online payments market, and indirectly with traditional payment methods such as credit cards, checks, money orders and ACH transactions. In order to retain existing customers and attract new customers, we must offer an attractive combination of the following factors:

  •
  Convenience.    Senders and recipients both prefer an easy-to-use payment system. We emphasized convenience in designing the process by which our customers open PayPal accounts and have streamlined the process of sending and receiving payments. In addition, our patent-pending account verification method allows us to authenticate users with a high degree of reliability, without the delay and inconvenience to customers of mailing or faxing documents. Some of our direct and indirect competitors, however, may have an advantage in encouraging buyers to use their product by allowing new customers to make payments without opening an account.

  •
  Size of the Network.    Our network continues to grow relative to most of our direct competitors, and our size encourages usage by new customers. We believe that we have a significantly larger network of both senders and recipients than any of our direct online payment competitors. Some of our indirect competitors, including credit card products offered under the Visa and MasterCard brands, enjoy significantly wider adoption than we do.

  •
  Price.    Subject to the other factors listed, users generally will use the lowest cost payment system. Our product is free for users to send payments, and we have set the fees we charge business accounts to receive payments at rates that we believe are lower than most new or small businesses could obtain if they sought to accept credit cards directly. Some of our direct competitors in the online payment market charge lower fees than we do, including Citibank's c2it, which currently makes its product available for free to senders and recipients within the U.S.

  •
  Security and Privacy.    We have addressed and continue to address security and privacy concerns in designing the PayPal system, which we believe builds user confidence and drives growth. In particular, for a buyer deciding whether to pay an unfamiliar seller through PayPal or directly by credit card, PayPal offers the advantage of keeping the buyer's credit card information secret from the merchant. Our direct competitors, however, provide the same feature.

  •
  Brand Recognition.    While we enjoy strong brand recognition in our market, many current and potential competitors have established long-standing relationships with their users. Many of our competitors, including credit card products under the Visa and MasterCard brands, enjoy significantly greater brand recognition than do we. Also, our direct competitor Billpoint recently changed the marketing name for its product to eBay Payments.

  •
  Customer Service.    We have strengthened our customer support network by establishing a large customer call center. We believe that our commitment to customer service helps us attract and retain customers. Although we have devoted substantial resources to customer service, some of our competitors, including c2it, enjoy the backing of large financial institutions with the ability to devote significantly more resources to customer service than could we.

  •
  Timing of Payments.    When buyers and sellers are in different locations, the PayPal product offers buyers a fast method of completing payment, and offers sellers the ability to know that the buyer has sent the payment more quickly than waiting for cash, a check or a money order to arrive in the mail. This knowledge often allows sellers, in particular those who do not accept credit cards, to deliver their goods or services more quickly, which in turn encourages customer use of PayPal. Most PayPal payments are credited instantly to the recipient's PayPal account, and the recipient may then use those funds to pay others or may choose to withdraw them. PayPal's direct competitors offer equivalent advantages in processing speed compared to cash, checks or money orders by mail, and also allow customers to transfer funds to their bank accounts as fast or, in some cases, faster than do we. However, our Shop Anywhere feature and the large number of individuals and businesses that accept PayPal allow recipients to use funds immediately upon receipt to make online purchases, and provide us a competitive advantage over our direct competitors in this respect. Our ATM/debit card also allows select merchants to access the funds they receive through PayPal at ATMs and at merchants that accept MasterCard, without waiting for funds to be transferred to their bank accounts.

        We anticipate continued challenges from current competitors, who may enjoy greater resources, as well as by new entrants into the industry. Our direct competitors include:

  •
  eBay Payments, owned by eBay, enjoys the strong eBay brand name and can gain market share rapidly by directly accessing their existing auction customer base. Their ability to integrate with eBay auctions could allow them to offer new and convenient features; and

  •
  Citibank's c2it, which has received significant marketing support in the form of distribution agreements with AOL Time Warner and Microsoft.

        MasterCard recently announced a new online payment service in conjunction with CertaPay, and Visa has also expressed interest in developing an online email-based payment product for use by its members. Yahoo!, the U.S. Postal Service and Western Union also offer payment services similar to ours, although to date they have not achieved wide acceptance. Potential direct competitors, should they decide to enter the market, may include CheckFree and American Express. We compete indirectly with credit card products offered under the Visa and MasterCard brands, which enjoy significant brand recognition and marketing resources, and with merchant processors, such as First Data and VeriSign, which assist online merchants in accepting credit cards. We also compete indirectly with online wallets such as Microsoft's Passport.

        Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than we have. For example, Citigroup's c2it has existing arrangements with AOL Time Warner and Microsoft. c2it could use these arrangements to market directly its competing payment product to the customers of AOL Time Warner and Microsoft, which could result in c2it gaining substantial market share in a short period of time.

Intellectual Property

        We protect our intellectual property rights through a combination of trademark, copyright and trade secrets laws and through the domain name dispute resolution system. In order to limit access to and disclosure of our proprietary information, all of our employees have signed confidentiality and invention assignment arrangements, and we enter into nondisclosure agreements with third parties. We cannot provide assurance that the steps we have taken to protect our intellectual property rights, however, will deter adequately infringement or misappropriation of those rights. Particularly given the international nature of the Internet, the rate of growth of the Internet and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take enforcement action.

        In particular, we have applied to register the "PayPal" service mark in the U.S. and Canada and we have obtained registration of the PayPal mark in the European Community, Japan and China. We also have applied to register the service marks "X.com," "You've Got Money" and "You've Got Cash" in the U.S. America Online, Inc. has filed an opposition to the latter two applications. We have registered the domain name "www.paypal.com" for ten years and various related domain names for periods ranging from two to ten years and have filed to protect our rights to the PayPal name in the new ".biz" and ".info" top level domains that became operational in Fall 2001.

        We have applied in the U.S. and certain other countries for five patents. These patent applications relate to our core system of transferring value from point to point between two users of a communications network that are not linked directly, our technology to detect suspicious patterns of transactions, our process of verifying a customer's control of the bank account he has registered with PayPal, our process of enabling merchants to integrate PayPal into their websites or online auctions, and our process for obtaining an alternate payment method from the customer if the customer's primary payment method fails. We cannot predict whether the U.S. Patent and Trademark Office, or PTO, will issue these patents in their requested form or whether these patents will be valid even if issued.

        Whether or not the PTO issues us patents, third parties may claim that we have infringed upon their patents or misappropriated or infringed on other proprietary rights. These claims and any resultant litigation could subject us to significant liability for damages. In addition, even if we prevail, the litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also result in limitations on our ability to use the service marks, trademarks, copyrights, trade secrets, patents, and other intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.

  CertCo, Inc.

        On February 4, 2002, CertCo, Inc. filed a lawsuit for patent infringement against us in the United States District Court for the District of Delaware (CertCo, Inc. v. PayPal, Inc., Case Number 02-CV-094). CertCo is based in New York and describes itself as a "provider of transactional security and risk management products and services."

        CertCo's lawsuit is based on CertCo's U.S. Patent Number 6,029,150 (the ‘150 patent) that was issued February 22, 2000, entitled "Payment and Transactions in Electronic Commerce System." The ‘150 patent relates to a method of payment in an electronic payment system wherein a plurality of customers have accounts with an agent. A customer obtains an authenticated quote from a specific merchant, including a specification of goods and a payment amount for those goods. The customer sends the agent a single communication including a request for payment of the payment amount to the specific merchant and a unique identification of the customer. The agent issues to the customer an authenticated and verifiable payment advice based only on the single communication and secret shared between the customer and the agent and status information which the agent knows about either or both of the merchant and the customer. The customer forwards a portion of the payment advice to the specific merchant. The specific merchant provides the goods to the customer in response to receiving the portion of the payment advice.

        The complaint filed by CertCo alleges that we are "directly infringing, contributing to the infringement of, or inducing others to infringe" the ‘150 patent, "by making, using, offering to sell, selling or inducing others to use [our] electronic payment and transaction system . . . in the United States . . . ." The complaint additionally alleges that our alleged infringement "has been and continues to be deliberate and willful, . . . entitling CertCo to enhanced damages and reasonable attorneys' fees." The complaint further alleges that CertCo will suffer "irreparable injury" unless our "infringing conduct is preliminarily and permanently enjoined." The complaint includes a demand for a jury trial.

        The complaint requests that the Court order the following relief against us: (a) a permanent injunction against our alleged infringement; (b) an award of damages for alleged past infringement, including pre- and post-judgment interest; (c) a judgment that we willfully infringed the patent, warranting a trebling of any awarded damages; (d) a judgment that this is an exceptional case, warranting an award to CertCo of its reasonable attorneys' fees; and (e) an award of CertCo's costs.

        On February 11, 2002, we filed a response to CertCo's lawsuit, denying CertCo's claim that we are infringing CertCo's patent, asserting that CertCo's patent is invalid, and asserting counterclaims for a declaratory judgment of both non-infringement and invalidity. Our response also requested that the court find that the lawsuit brought by CertCo be declared an exceptional case, entitling us to our attorneys' fees, for at least the reason that CertCo's patent issued two years ago, we have been offering our service for more than two years, and on information and belief that the lawsuit was filed to disrupt our initial public offering. We intend to vigorously pursue our defenses and counterclaims to the lawsuit.

        A patent's claims define the scope of the invention covered by the patent. In order to assert its patent against us, CertCo must prove that our service infringes at least one claim of its patent. In order to prove direct infringement of any single claim, CertCo must prove that all of the elements of the claim, or their equivalent, are performed by our service. If any element of a claim is not performed, literally or equivalently, by our service, our service cannot infringe the claim.

        CertCo has not provided us with any information beyond the summary allegations described and excerpted above, regarding how it claims we might be infringing the ‘150 patent, or in what manner it claims our processes might be infringing that patent. However, we have noted that each of the claims of CertCo's ‘150 patent has as an element that a system send a "verifiable" "payment advice message." We believe our service does not send a "verifiable" "payment advice message," or an equivalent thereof.

        Although we intend to contest CertCo's claims vigorously, we cannot assure you that we will prevail against CertCo in its lawsuit alleging infringement of its ‘150 patent. Even if we prevail, the litigation could be time consuming and expensive to defend and could affect our business materially and adversely. If all or any portion of our service were found to be infringing the patent, and if we were unwilling or unable to obtain a license on terms acceptable to CertCo, then we would likely be unable to continue to offer our service, or those portions of our service found to be infringing. We could also then be required to pay damages for past infringing use, possibly CertCo's attorneys' fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, and results of operations.

Third Party Patent License Demands

        On January 22, 2002, we received a letter from Tumbleweed Communications Corp. Tumbleweed is a software company headquartered in Redwood City, California, that specializes in Internet security. The letter from Tumbleweed states that Tumbleweed is the owner of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The letter also states that "[Tumbleweed's] understanding of [PayPal's] online payment product leads [Tumbleweed] to believe that [we] require a license under the '790 and '407 patents." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents.

        On February 15, 2002, we received a letter from counsel to NetMoneyIN, Inc., a privately held company based in Arizona. The letter from NetMoneyIN's counsel alleges that we are infringing claim 13 of U.S. patent Number 5,822,737 (the '737 patent) and claim number 1 of U.S. Patent Number 5,963,917 (the '917 patent), which is a continuation of the '737 patent, when we "engage in working with merchant web sites to check credit card purchases." The '737 patent and the '917 patent relate to a financial transaction system for processing payments over a network, in particular for credit and debit card payments. We believe that we do not infringe the '737 or '917 patents, among other reasons because we do not provide direct credit or debit card processing for merchants. We have responded to this effect to the letter from NetMoneyIN's counsel.

        Neither of these third parties has commenced any legal action against us, however, the letter from NetMoneyIN states that we will be sued if we remain unlicensed. If we were to conclude based on additional information that some element of our processes are or might be covered by these third party patents, we might seek to negotiate and obtain licenses from these parties. Neither party has indicated to us what sum of money it might ask of us in the event we were to seek to license its patents.

        If we were unwilling or unable to obtain a license from these third parties, they could decide to sue us for patent infringement. Although we would contest any lawsuit vigorously, we cannot assure you that we would prevail if either or both parties were to sue us for infringement of their patents. If any portions of our service were found to be infringing their patents, then we would likely be unable to continue to offer those portions of our service found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, and results of operations.

Regulation

  Money Transmitter Laws

        More than 40 states in the U.S. regulate bill payers, money transmitters, check sellers, issuers of payment instruments or similar non-bank payment businesses, which we refer to collectively as "money services businesses." The states enacted most of these statutes before the Internet emerged as a commercial forum, and the application of these statutes to online payment service providers has not been interpreted by courts or regulatory authorities. Based on the specific provisions of many of these state statutes, we believe that money services regulations cover our business only in a limited number of states. In other states, we believe the nature of our services or our fee structure exclude us from the statutes' licensing requirements and money services regulation.

        Our analysis is subject to significant uncertainty, however, and we cannot assure you that state regulators and courts will agree with our interpretations. Beginning in May 2000, we have contacted regulatory authorities to describe our service or we have filed applications in the 36 states, including the District of Columbia, that we believed were subject to the greatest uncertainty. Nine states have provided a written interpretation that our service, as we described it to them, does not require a license from their state. Eight states did not reply to our inquiries. One state is still reviewing additional written information that we provided.

        Based on the replies received from the other states that we contacted and our analysis of recent state law amendments, we have applied for money services business licenses in a total of 18 jurisdictions. These jurisdictions are Arizona, California (as to transmission of money abroad), Colorado, Connecticut, the District of Columbia, Idaho, Louisiana, Maine, Massachusetts (as to transmission of money abroad), Maryland, Minnesota, Nebraska, North Carolina, Oregon, Texas, Virginia, Vermont and West Virginia. We are preparing to file applications in an additional seven jurisdictions: Delaware, Florida, Illinois, New Jersey, Ohio, Puerto Rico and Rhode Island.

        Of the 18 jurisdictions where we have filed applications, we have obtained a money services business license in three states: Oregon, West Virginia and Maryland. Of the other 15 jurisdictions where we have applied, our application in California was filed in November 2001, our application in Louisiana was filed in February 2002, and all the other applications were filed only recently in March 2002. Our applications in these 15 states have not been deemed complete. In California, a money transmitter license is required only for engaging in the business of transmission of money abroad. After discussions with the California Department of Financial Institutions, while our application for a California license is pending, we have suspended processing money transfer payments to international accounts. In the year ended December 31, 2001, such payments constituted less than 0.5% of the total dollar volume of our payments. We will not be able to resume processing such payments until we have obtained a California license to transmit money abroad, which could take four months or more.

        On February 7, 2002 the Louisiana Office of Financial Institutions sent a letter to our regulatory counsel directing us to cease performing money transmission services for Louisiana consumers and businesses at least until we have resolved the issue of whether we are engaged in the business of banking without a license. In a conversation with the staff of the Louisiana Office of Financial Institutions on February 13, 2002, the staff told us that we may continue our services in Louisiana on an interim basis pending their consideration of unauthorized banking issues and their review of our money transmitter application. In March 2002, we have provided additional information to the staff in support of our money transmitter application, as they consider how to apply the Louisiana money transmitter statute to our services. We have not received a determination from Louisiana on these issues. In the year ended December 31, 2001, customers who are residents of Louisiana sent 0.9% of the total dollar volume of payments sent through the PayPal service.

        Even if all of these state license applications are ultimately granted, state regulatory authorities have the ability to impose fines and other penalties for the period of time we provided services without a license to residents of those states that require us to have a license. Under the recently enacted International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we could be subject to federal civil and criminal penalties if we are deemed to be operating without an appropriate money transmitting license in a state where such operation is punishable as a misdemeanor or a felony under state law. We have not to date been fined or received notice of fines or other penalties under state or federal money transmitter laws.

        Because we have money transmitter licenses in Oregon, West Virginia and Maryland and expect to obtain other state money services business licenses, we must file periodic reports with state regulators, maintain minimum bonds or levels of capital, ensure that we hold customer funds only in liquid and highly rated investments and provide notice or receive advance approval of any change in control of PayPal. The minimum bonding or capitalization requirements vary from state to state but do not currently exceed $2.0 million in the aggregate. State money services business regulators will have the authority to examine us for compliance with these laws and as to the safety and soundness of our operations and financial condition.

  Bank Regulation

        Because we are not licensed as a bank, we are not permitted to engage in a banking business. We do not require customers to keep funds in our system in order to use our product. Although the definition of a "banking business" varies among state laws, and is not limited to entities that take deposits, we believe that our principal risk of being deemed to be engaged in unauthorized banking activities, as indicated in the concerns raised by the four states described below, arises from the possibility that we may be deemed to be keeping money on account for customers or otherwise accepting deposits. We have taken two principal steps intended to create the result that customers who carry balances available for future spending through PayPal are not "keeping money on account" with PayPal:

  •
  as of November 2000, U.S.-based customers who choose to carry balances have had the option of investing those balances through a sweep arrangement to purchase shares of the PayPal Money Market Fund, which is a registered money market mutual fund. These shares are held by the customer directly, and PayPal has no claim on the underlying funds, as it would in an account or deposit relationship.

  •
  as of August 2001, we changed our user agreement and the management of our customers' funds so that, for customers who choose to carry balances but do not enroll in the money market sweep, we act as agent for the customer in placing their money in bank accounts, and we do not have discretion to loan out those funds, or use the funds for our corporate purposes. We have established relationships with three banks under which PayPal places customer funds outside of the Money Market Fund into accounts at these banks.

        On February 15, 2002, we received an advisory opinion from the FDIC Legal Department which concludes that our customers will be eligible for "pass-through" deposit insurance up to $100,000 per customer with respect to customer funds placed in pooled bank accounts as long as we meet certain conditions, described above under "The PayPal Product—Security and Privacy." In analyzing this issue, the FDIC opinion notes that some provisions of our User Agreement strongly support the existence of an agency relationship, while other provisions, in particular our retention of all interest earned on the customer funds, were possibly inconsistent with an agency relationship. In connection with our implementation of steps to establish that we are truly operating as an agent, as set forth in the FDIC advisory opinion, in March 2002 we transferred customer funds previously held in bank money market accounts into non interest-bearing bank accounts.

        Our September 2001 request to the FDIC also sought an advisory opinion to the effect that we are not taking deposits for purposes of the Federal Deposit Insurance Act. We believed that, if we obtained a favorable opinion on this issue under federal law, the opinion could be considered relevant by some state authorities in their review of whether we are engaged in the business of banking under their state law. The FDIC's February 15, 2002 advisory opinion declines to address this request because we are not a bank for purposes of the Federal Deposit Insurance Act. Nonetheless, we believe that the FDIC's opinion on the availability of pass-through deposit insurance for our customers could be considered relevant by some state authorities. However, the FDIC opinion addresses only issues under the Federal Deposit Insurance Act, and state authorities could conclude that we are taking deposits or otherwise engaged in the business of banking under the laws of their respective states.

        In response to our contacts with state regulatory authorities beginning in the summer of 2000 regarding the applicability of money transmitter laws, regulatory authorities in New York and Louisiana stated their view that the ability of our customers to leave amounts on account with us for future transfer represented the conduct of a banking business, and authorities in California and Idaho questioned whether we were engaged in a banking business. We received written communications to this effect from these authorities commencing in the summer of 2000 and, in the case of Idaho, in January 2001. These states' concerns remain unresolved.

        In an August 15, 2000 letter to our counsel, the Louisiana Office of Financial Institutions stated that our "keeping the money on account so that the Recipient may use the balance to send a payment to another consumer would in our opinion constitute the business of banking." The Louisiana Office further stated that this "is not an acceptable activity." On February 7, 2002 the Louisiana Office sent a letter to our regulatory counsel directing us to cease performing money transmission services for Louisiana consumers and businesses at least until we resolve the unauthorized banking issue. In a conversation with the staff of the Louisiana Office of Financial Institutions on February 13, 2002, the staff told us that we may continue our services in Louisiana on an interim basis pending their consideration of unauthorized banking issues and money transmitter issues. If the final determination by the Louisiana Office on these issues is unfavorable, we could be required to cease allowing Louisiana customers to carry balances. We will comply with any such final determination promptly.

        In a July 18, 2000 letter to our counsel, the New York State Banking Department stated that "PayPal's option under which payment money is kept on account for future use constitutes illegal banking." The New York State Banking Department further stated that "this option should not be offered to New York residents."

        We understand that the actions we took in November 2000 and August 2001 have not persuaded the New York State Banking Department to change its position that the ability of our customers to keep money on account constitutes impermissible banking. In a January 10, 2001 letter, the New York State Banking Department reaffirmed that position, and again requested that we not offer that ability to New York customers. A further letter dated February 13, 2002 from the Department stated that its position remains unchanged from the prior two letters. That latest letter also noted that, although our most recent correspondence, which included our request to the FDIC for an advisory opinion, had not formally asked that the Department reconsider its position, the Department had reviewed our materials and its position had not changed. The letter also noted that the Department is not waiting for the FDIC to act. At the Department's request, we met with representatives of the Department on February 19, 2002 to discuss their position that we have acted in contravention of their letters. We presented additional information to the Department regarding our position that we are no longer holding funds on account, and requested that the Department reconsider their conclusion that we have acted in contravention of their letters. At the request of the Department representatives with whom we met, on March 7, 2002 we submitted a supplemental written response setting forth our position that, under New York law, we are not conducting unauthorized banking activities. As of March 12, 2002, we have not received a determination from New York on our request for reconsideration.

        Other than as described above, there have been no other actions taken or threatened by regulatory authorities against us for engaging in an unauthorized banking business. We cannot provide any assurance that the steps we have taken will be sufficient to address these states' concerns on banking issues, although California, Idaho and Louisiana are processing our money transmitter applications. Even if the steps we have taken to resolve these states' concerns are deemed sufficient by the state regulatory authorities, we could be subject to fines and penalties. Louisiana law provides for fines and penalties of up to $1,000 per day. The penalty for unauthorized banking under New York law is up to $1,000 per violation. Regulatory authorities have broad discretion in interpreting and applying penalties. We would contest and appeal any attempt to impose regulatory fines on our business. We began offering our service to residents of New York and Louisiana in October 1999. No regulatory authority has informed us of its intention to impose a monetary penalty.

        If we were found to be subject to and in violation of any banking laws or regulations in any state, not only the four that have expressed concern, we could be subject to liability, which in some states may include high fines for each day of noncompliance, or forced to cease doing business with residents of those states or to change our business practices. In the twelve months ended December 31, 2001, customers who are residents of New York, which is one of the two states that first notified us in 2000 of their view that we were conducting an unauthorized banking business, sent 6.4% of the total dollar volume of payments sent throught the PayPal service, and received 6.8% of the total dollar volume of payments received through the PayPal service. In the same twelve-month period, residents of the other state, Louisiana, sent 0.9% of the total dollar volume of payments sent through the PayPal service, and received 0.7% of the total dollar volume of payments received through the PayPal service. Even if we are not forced to cease doing business with residents of certain states or to change our business practices to comply with banking laws and regulations, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

  International

        We currently offer our product to customers with a credit card in 38 countries outside the U.S. We offer our product from the U.S., in English, and in U.S. dollars. Our status as a bank, regulated financial institution or other regulated business in various foreign countries is unclear. We are working with foreign legal counsel to identify and comply with applicable laws and regulations. Some of the foreign countries where we offer our product regulate banks, financial institutions and other businesses and operate under legal systems that could apply those laws to our business even though we do not have a physical presence in those countries. For example, under the laws of France, we could be required to add special features to our product or contract with a French bank in order to serve customers located in France. Violations of these rules could result in civil and criminal penalties.

        Under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we may be required to obtain additional information, maintain records and file reports regarding any business we conduct with residents of jurisdictions that are identified by the Secretary of the Treasury as being of primary money laundering concern. We currently allow residents of Israel, which has been identified by the Financial Action Task Force as being non-cooperative on money laundering matters, to use PayPal, although we do not allow Israeli customers to withdraw funds to non-U.S. bank accounts. The Secretary of the Treasury, however, is not required to rely on the Financial Action Task Force list in identifying countries of primary money laundering concern, and could identify additional countries whose residents currently can do business with us as being of primary money laundering concern. We have implemented procedures, and are strengthening those procedures, to use Internet Protocol addresses to identify customers who try to access PayPal from countries that are not on our approved list.

  Consumer Protection

        We are subject to state and federal consumer protection laws, including laws protecting the privacy of consumer non-public information, prohibiting unfair and deceptive practices, requiring specific disclosures and procedures with respect to formation of electronic contracts such as the PayPal User Agreement, and regarding electronic fund transfers. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Under the Electronic Fund Transfer Act and Regulation E of the Board of Governors of the Federal Reserve Board, we are required to disclose the terms of our electronic fund transfer services to consumers prior to their use of the service, to provide 21 days advance notice of material changes, to establish specific error resolution procedures and timetables and to limit customer liability for transactions that are not authorized by the consumer. We believe we have appropriate procedures in place for compliance with these consumer protection laws, but many issues regarding delivery of notices and disclosures over the Internet have not yet been addressed by the federal and state agencies charged with interpreting the applicable laws.

        In doing business with residents of countries outside the U.S., we also may be subject to consumer protection laws of those countries, including data protection laws that are more restrictive than financial privacy laws in the U.S. We continue to work with foreign legal counsel to identify and comply with applicable laws and regulations.

  Money Laundering

        As a money services business we are subject to state and federal laws prohibiting the knowing transmission of the proceeds of criminal activities or funds intended for use in a criminal transaction. We are subject also to regulations of the Treasury Department's Financial Crimes Enforcement

Network, or FinCEN, requiring reporting and record keeping of various transactions. All PayPal transactions are recorded and documented, and we believe we have appropriate processes in place for compliance with these regulations. However, FinCEN has not issued any specific guidance regarding the application of its regulations to Internet payment services. Even if we comply with these requirements, federal and state law enforcement agencies could seize customer funds in PayPal accounts that are traceable to suspected criminal activities. The IML Act has also increased the civil and criminal penalties for money laundering violations to an amount not less than two times the amount of the transactions in question, up to a maximum of $1.0 million per occurrence.

        The FinCEN regulations require money services businesses, such as our business, to register with the Treasury Department and to report suspicious transactions involving a payment or series of related payments of $2,000 or more. We have filed for registration with the Treasury Department and have commenced filing suspicious activity reports. During the three months ended December 31, 2001, 0.1% of our transactions and 7.3% of the volume of payments we processed represented transactions of $2,000 or more. We have developed and deployed, and continue to develop, proprietary systems and procedures to comply with these regulations. Under the IML Act, all financial institutions are required to implement anti money-laundering procedures by no later than April 24, 2002 that include, at a minimum:

  •
  the development of internal policies, procedures, and controls;

  •
  the designation of a compliance officer;

  •
  an ongoing employee training program; and

  •
  an independent audit function to test programs.

        We believe that compliance with this requirement will not require material modifications to our existing compliance plans.

        Under the IML Act, the Secretary of the Treasury is directed to enact regulations, by no later than October 26, 2002, setting forth minimum standards for financial institutions to determine the identity of their customers in connection with the opening of an account. The regulations shall, at a minimum, require financial institutions to implement reasonable procedures for:

  •
  verifying the identity of any person seeking to open an account to the extent reasonable and practicable;

  •
  maintaining records of the information used to verify a person's identity, including name, address, and other identifying information; and

  •
  consulting lists of known or suspected terrorists or terrorist organizations provided by U.S. government agencies to determine whether a person seeking to open an account appears on any such list.

        We have procedures in place to confirm the identity of persons who open a PayPal account, to maintain records of the information used, and to consult lists of known or suspected terrorists or terrorist organizations prior to opening an account. The regulations to be adopted by the Secretary of the Treasury may require us to revise these procedures or adopt additional procedures. We will not be able to evaluate the potential impact of the new law until these regulations are proposed.

  PayPal Money Market Fund

        The PayPal Money Market Fund is a series of PayPal Funds, a Delaware business trust registered with the Securities and Exchange Commission as an open-end investment company. The PayPal Funds are governed by a Board of Trustees. The investment adviser and transfer agent for the Fund is PayPal Asset Management, Inc., or PAMI, a wholly owned subsidiary of PayPal, Inc. For its services, PAMI is paid a fee by PayPal Funds, although we are currently waiving the fee. The Fund currently pursues its investment objectives by investing all of its assets in a Money Market Master Portfolio advised by Barclays Global Fund Advisors.

        Our website offers our customers the opportunity to invest in shares of the PayPal Money Market Fund. In most cases, only a registered broker-dealer is legally permitted to solicit for purchases of securities, such as the shares of this Fund, or otherwise to facilitate securities transactions. We have engaged an independent registered broker-dealer, Funds Distributor Inc., to offer shares of the PayPal Money Market Fund. Funds Distributor Inc. also provides various other services that otherwise could subject us to broker-dealer regulation if we performed them without the involvement of a registered broker-dealer. If we no longer were able to retain the services of a broker-dealer or if a regulatory authority decides to take action against us because our activities include those required to be performed by a registered broker-dealer, notwithstanding our use of an independent registered broker-dealer, we might not be able to offer our customers the PayPal Money Market Fund and we could be subject to criminal and civil penalties and adverse publicity. Regulatory authorities in Idaho believe that we are subject to registration in Idaho as a broker-dealer because we offer our customers the opportunity to invest in shares of the PayPal Money Market Fund through our website. As a result, we may not be able to offer this option to our customers residing in Idaho and may be subject to penalties.

        PAMI is registered with the Securities and Exchange Commission as a transfer agent and investment adviser. As a result, it is required to comply with detailed regulations intended to ensure, among other things, that the assets of the Money Market Fund are invested only in securities consistent with the investment criteria of the Fund. We believe that we have appropriate experienced personnel and processes in place for compliance with these requirements and also have subcontracted some administrative services to a company with expertise in mutual fund administration.

Employees

        As of December 31, 2001, we had 618 full-time employees: 198 at our Palo Alto, California corporate headquarters, 418 at our operations and customer service center in Omaha, Nebraska, and two at our business development office in London. None of our employees is represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be good.

ITEM 2.    PROPERTIES

        We lease our corporate headquarters in Palo Alto, California, which consist of 22,000 square feet. In August 2001, we signed a lease for 50,000 square feet of office space in Mountain View, California, and anticipate moving our corporate headquarters to that location in the second quarter of 2002. We lease our customer service and operations facilities in Omaha, Nebraska, which consist of 46,000 square feet. We also lease a 1,400 square foot office in London, England. We believe our existing facilities will suffice for our currently anticipated future needs.

ITEM 3.    LEGAL PROCEEDINGS

        See "Intellectual Property" in Item 1 of this Part I for a description of a pending litigation that has been brought against us by CertCo, Inc. and for descriptions of other claims of patent infringement by third parties. On February 21, 2002, we were served with a lawsuit, Kamdar et al. v. PayPal et al., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by PayPal. The suit claims that we have restricted funds or user accounts in a manner that breaches our User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing PayPal from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper. We believe our policies and procedures regarding account restrictions are appropriate and are an important part of our risk management system.

        On March 12, 2002, a separate lawsuit, Fawcett et al. v. PayPal, Inc., was filed in United States District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all persons who, at any time since the launch of the PayPal service in October 1999, have opened an account with PayPal or had money electronically transferred from or to an account with another financial institution in connection with a PayPal transaction. The suit claims that we have (1) violated the Electronic Fund Transfer Act by, among other things, failing to conduct a good faith and timely investigation of errors reported by customers, failing to provisionally credit amounts alleged to be in error within ten business days, and failing to provide a telephone number and address readily available to the consumer for reporting unauthorized transactions; (2) converted funds of class members to our own use through unlawful conduct; (3) transferred or retained from class members monies that we had no right to retain; (4) unjustly retained monies belonging to the class members; and (5) been negligent in not making dispute resolution information readily available for customers, making it difficult for customers to resolve disputes with us in an efficient and appropriate manner, and failing to establish and maintain adequate procedures concerning the transfer of funds. The suit also claims that the above alleged actions constitute unlawful, unfair, fraudulent and deceptive business practices under California law.

        The plaintiffs seek an order (1) declaring that we have violated the Electronic Fund Transfer Act; (2) awarding statutory damages under the Electronic Fund Transfer Act, including actual damages, an award up to the lesser of $500,000 or 1 percent of our net worth, and the plaintiff's costs and attorney's fees; (3) awarding treble damages and punitive damages; (4) awarding compensatory damages with interest; (5) awarding restitution of all monies that we wrongfully acquired from the class members and the general public; (6) awarding pre-judgment and post-judgment interest; (7) imposing a constructive trust upon any and all monies and assets we have wrongfully acquired from the class members; (8) equitable and declaratory relief, including an injunction preventing PayPal from continuing to engage in the alleged wrongful conduct, requiring PayPal to return any gains from wrongful conduct, and requiring PayPal to make corrective disclosures to customers; and (9) such other relief as the court may find proper.

        We believe we have meritorious defenses to these lawsuits and will contest the suits vigorously. However, the ultimate resolution of these matters could have a material adverse effect on our financial condition and results of operations. Even if we prevail, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources.

        From time to time, we are also subject to other claims and lawsuits arising out of our operations in the normal course of business. Our management believes that the outcome of any such proceedings to which we are a party will not have a material adverse effect on our financial conditions or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective as of December 12, 2001, the holders of a majority of our outstanding stock approved by written consent proposals to:

  (1)
  Amend and restate our Certificate of Incorporation, effective upon completion of an initial public offering;

  (2)
  Implement a 1-for-4 reverse stock split of our Common Stock;

  (3)
  Approve our 2001 Equity Incentive Plan; and

  (4)
  Approve our Employee Stock Purchase Plan.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has been quoted on the National Market of The Nasdaq Stock Market under the symbol "PYPL" since our initial public offering in February 2002 and has not yet traded for a full quarterly period. Prior to this time, there was no public trading market for our shares of common stock.

        The last reported sale price of our common stock on The Nasdaq Stock Market's National Market on March 1, 2002 was $15.67. As of March 1, 2002, there were 60,643,281 shares of common stock outstanding that were held of record by approximately 541 stockholders.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

        Since January 1, 2001, we have issued and sold the following unregistered securities:

        (1)  In April 2001, we issued a warrant to purchase 30,000 shares of our Series D Preferred Stock at an exercise price of $3.00 per share to Comerica Bank-California. This transaction was effected in reliance on Section 4(2) under the Securities Act.

        (2)  In January and February 2001, we issued and sold an aggregate of 12,628,333 shares of our Series D Preferred Stock to Providian Bancorp Services and other institutional and accredited investors at a per share price of $3.00 for an aggregate consideration of $37.9 million. These transactions were effected in reliance on Rule 506 of Regulation D under the Securities Act.

        (3)  In August and September 2001, we issued and sold 4,500,000 shares of Class A Stock to or for the benefit of Peter A. Thiel at a per share price of $0.30 for consideration of $0.5 million in cash and a promissory note for $0.8 million. These transactions were effected in reliance on Section 4(2) under the Securities Act.

        (4)  From January 1, 2001 through December 31, 2001, we have granted options to purchase an aggregate of approximately 4.0 million shares of common stock to employees, directors and consultants under our 1999 Stock Plan at an exercise price of $1.20 per share and from our 2001 Stock Plan at exercise prices from $1.20 to $6.00. Additionally, during that period, approximately 4.1 million shares of common stock were purchased pursuant to exercises of stock options. In January 2002, we granted options to purchase 75,000 shares of our common stock at an exercise price of $6.00 per share and 4,120,597 shares of our common stock at an exercise price of $12.00 per share. These transactions were effected under Rule 701 and, in the case of certain consultants, Section 4(2) of the Securities Act.

        The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

Use of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-70438) that was declared effective by the Securities and Exchange Commission on February 14, 2002. A total of 6,210,000 shares of our common stock were registered on our behalf in this offering. All 6,210,000 shares were sold at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $80.7 million, through a syndicate of underwriters managed by Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., William Blair & Company, L.L.C., SunTrust Capital Markets, Inc. and Friedman Billings Ramsey & Co., Inc.

        We paid to the underwriters underwriting discounts and commissions totaling approximately $5.7 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $4.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $10.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses) were approximately $70.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

        We intend to use $10.0 to $15.0 million of the net proceeds of the public offering for collateral requirements to support the growth of transaction processing with outside vendors, $10.0 to $15.0 million for capital expenditures, and the balance for other general corporate purposes, including continued international expansion and development of additional product features. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds will be invested to yield a favorable return.

        The amounts that we actually expend for collateral requirements, capital expenditures and working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 1999 are derived from our consolidated financial statements that are included in our Registration Statement on Form S-1 (No. 333-70438). The historical results are not necessarily indicative of the operations to be expected for future periods.

	Mar. 8, 1999 (Inception) to Dec. 31, 1999	Year Ended December 31,
		2000	2001
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations:
Transaction and other fees	$—	$8,476	$101,068
Interest on funds held for others	—	2,046	3,763
Service agreement revenues	—	3,938	—

Total revenues	—	14,460	104,831

Transaction processing expenses	—	25,093	47,589
Provision for transaction losses	—	11,028	14,760
Customer service and operations (1)	230	15,754	30,636
Product development (1)	483	4,419	8,819
Selling, general and administrative (1)	3,691	34,950	22,473
Stock-based compensation	354	5,825	26,277
Amortization of goodwill and other intangibles	124	49,313	65,661
Service agreement costs and termination expenses	—	41,142	—

Total operating expenses	4,882	187,524	216,215

Loss from operations	(4,882)	(173,064)	(111,384)
Interest income	264	2,124	2,865
Other income (expense), net	(1)	1,434	717

Net loss	$(4,619)	$(169,506)	$(107,802)

Basic and diluted net loss per share	$(12.09)	$(52.47)	$(16.39)

Shares used in calculating basic and diluted net loss per share	382	3,230	6,660

(1) Amounts exclude stock-based compensation as follows:
Customer service and operations	$66	$213	$1,781
Product development	138	915	7,788
Selling, general and administrative	150	4,697	16,708

Total	$354	$5,825	$26,277

	As of December 31,
	1999	2000	2001
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,442	$47,065	$5,760
Short-term investments	—	5,031	9,898
Long-term investments	—	—	26,659
Restricted cash—short- and long-term	150	3,976	20,208

Total	$8,592	$56,072	$62,525

Cash and cash equivalents—held on behalf of customers	$—	$61,215	$139,203
Short-term investments—held on behalf of customers	—	6,831	—
Long-term investments—held on behalf of customers	—	—	5,032

Total	$—	$68,046	$144,235

Funds receivable	$—	$11,271	$32,074
Total assets	12,842	231,797	278,577
Due to customers	—	82,786	174,763
Funds payable	—	6,721	4,459
Reserve for transaction losses	—	4,900	7,233
Mandatorily redeemable convertible preferred stock	15,791	241,641	279,224
Total stockholders' deficit	(4,039)	(113,453)	(199,312)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The federal securities laws provide for a safe harbor for certain forward-looking statements. This safe harbor protects us from liability in a private action arising under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for forward-looking statements that are identified as such and accompanied by meaningful cautionary statements, or are immaterial.

        This report contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable technology. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including, for example, our ability to compete with other payment systems, such as eBay Payments; the risk of loss due to fraud and disputes between senders and recipients; and the fact that our status under state, federal and international financial services regulation is unclear. Consequently, you should not place undue reliance on these forward-looking statements. We discuss many of these and other risks and uncertainties in greater detail under the section entitled, "Risk Factors That May Affect Future Results and Market Price of Stock" in Item 7 of Part II and elsewhere in this Annual Report on Form 10-K.

        The forward-looking statements speak only as of the date on which they are made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

        PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. Our network builds on the existing financial infrastructure of bank accounts and credit cards to create a global payment system. We currently offer our account-based system to users in 39 countries including the U.S. The PayPal product launched in October 1999; as of December 31, 2001, our network had grown to include 10.2 million personal accounts and 2.6 million business accounts. During the year ended December 31, 2001, 2.3 million of our accounts received at least one payment and 7.1 million of our accounts sent at least one payment. For the same period, the number of unique accounts that sent or received at least one payment amounted to 7.5 million. For the year ended December 31, 2001, 7.1 million, or 93.4%, of these accounts, which include both personal and business accounts, sent or received a payment that resulted in a fee. For the year ended December 31, 2001:

  •
  we processed an average of 189,000 payments per day totaling $9.6 million in average daily volume;

  •
  our Gross Merchant Sales, or GMS, totaled $3.1 billion;

  •
  our transaction and other fees equaled $101.1 million, or 2.9% of total payment volume, compared to our transaction processing expenses of $47.6 million, or 1.4% of total payment volume; and

  •
  our total accounts grew by an average of 20,000 per day at an average total marketing expense of $0.97 per new account, which includes an average promotional bonus cost of $0.12 per new account.

        We earn revenues from two sources: transaction and other fees, and interest on funds held for others. Transaction and other fees—which include fees on GMS, international funding and withdrawal fees, and debit card fees—comprised 96.4% of our revenues for the year ended December 31, 2001. Beginning in the second quarter of 2002 we expect to charge fees to recipients of cross-border payments rather than to international senders. We do not expect this change to have a material effect on our revenues.

        For the year ended December 31, 2001, our net loss totaled $107.8 million. Excluding non-cash expenses of $91.9 million related to amortization of intangibles and stock-based compensation, our net loss amounted to $15.9 million. From our inception, March 8, 1999, through December 31, 2001, our net loss totaled $281.9 million. Excluding non-cash expenses of $147.5 million related to amortization of intangibles and stock-based compensation, our net loss amounted to $134.4 million.

  Merger between X.com Corporation and Confinity, Inc.

        We incorporated as X.com Corporation in March 1999 and intended to provide Internet banking services to our customers. Confinity, Inc., a development stage company, incorporated in California in December 1998. Through Confinity's product, users could send money to anyone with an email address. On March 30, 2000, X.com merged with Confinity. As of the date of the merger, Confinity had accumulated net losses since inception of $18.3 million: $15.6 million for the period ended March 30, 2000 and $2.7 million for the year ended December 31, 1999. Under the terms of the agreement, as part of the purchase price paid, we issued 6,372,369 shares of common stock and 5,051,627 shares of Series AA, 24,247,842 shares of Series BB, and 18,522,653 shares of Series CC, mandatorily redeemable preferred stock, in exchange for all of the outstanding common and mandatorily redeemable preferred stock of Confinity. Each share of mandatorily redeemable convertible preferred stock is convertible at any time into 0.25 shares of common stock, has voting rights equal to the shares of common stock into which it converts, and is entitled to receive when, and if, declared by our board of directors, dividends at the rate of $0.0049 per share of Series AA, $0.0093 per share of Series BB, $0.0297 per share of Series CC, respectively, per year, payable in preference to any payment of any dividend on common stock. The dividends are non-cumulative. All the shares of mandatorily redeemable convertible preferred stock will automatically convert into shares of common stock in connection with this offering. In accordance with APB 16, we determined the fair value of each of the securities issued in the acquisition. The fair values were determined using a valuation model which valued each security by assessing its characteristics with reference to the most recent financing with a third party. The valuation methodology determines the relative value of each class of stock as a function of the fair value of the total assets (as opposed to the book value) of the enterprise available for distribution to the holders of the various classes of equity. For this purpose, we used the Series C preferred stock financing which was issued in an arms-length transaction ($2.75 per share; total proceeds of $100.0 million), which also closed in March 2000, on the day following the acquisition. As such, the difference in the liquidation values of each series of preferred stock was the primary factor for the differences in the value of the various series of preferred stock. The fair value of the securities issued in connection with the acquisition totalled $129.7 million based on the following per share values: common stock at $1.51, Series AA at $1.53, Series BB at $1.54, and Series CC at $1.63. The value of warrants and options issued in connection with the acquisition totalled $15.6 million. X.com was deemed to be the surviving entity as it had the majority of the outstanding voting interest and the fully diluted interest immediately following the merger. The former stockholders of Confinity owned approximately 46.5% of our total outstanding voting interest immediately following the merger. Peter Thiel, our Chief Executive Officer, President and Chairman, was Chief Executive Officer and Chairman of Confinity at the time of the merger, but left shortly thereafter. Mr. Thiel rejoined the company as Chief Executive Officer in September 2000. Max Levchin, our Chief Technology Officer and a member of our board of directors, was Chief Technology Officer and a member of the board of directors of Confinity at the time of the merger.

        We formally changed our name to PayPal, Inc. in February 2001. We accounted for the merger under the purchase accounting method. In accordance with APB 16, the cost to acquire Confinity was allocated among the identifiable tangible and intangible assets acquired and liabilities assumed based on the fair market value of those assets at the date of acquisition. The excess of the purchase price and assumed liabilities over the fair value of the net assets acquired is included in goodwill and other intangible assets and we amortize using the straight-line method over a two-year period. We based the fair value of the stock consideration paid upon an arms-length third party equity round that closed concurrently with the acquisition.

        The following table shows the allocation of the purchase price of $129.7 million:

Net liabilities assumed	$(1.6)
Goodwill	123.6
Purchased technology	0.6
Customer base	6.3
Assembled workforce	0.8

Total	$129.7

        By October 2000 we decided to focus our efforts on the PayPal product and to discontinue our Internet banking operations. Amortization expenses relating to the goodwill and other intangible assets totaled $49.3 million during the year ended December 31, 2000, and $65.7 million for the year ended December 31, 2001. Purchased technology that had reached technological feasibility and was principally represented by the technology underlying the PayPal product was valued using a replacement cost method. This analysis resulted in an allocation of $0.6 million to existing technology, which was capitalized and is being amortized over two years. Additionally, a replacement cost analysis of the customer base and assembled workforce resulted in $6.3 million and $0.8 million, respectively, being capitalized and amortized over two years.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we no longer will amortize goodwill and other intangibles with an indefinite useful life, but will test at least annually for impairment. We are currently evaluating under SFAS No. 142 the amortization treatment of the intangible assets other than goodwill acquired as part of the merger.

  Termination of Internet Banking Service Agreement

        In November 1999, we entered into a series of agreements with Community Bankshares, Inc., or CBI. Under the first agreement, we agreed to purchase CBI's wholly owned subsidiary, First Western National Bank, subject to the receipt of regulatory approvals. The second agreement provided for an Internet banking arrangement under which we would solicit customers to apply for First Western accounts and the customers would use our software programs to utilize Internet banking services from First Western. We agreed to reimburse CBI and First Western for their costs incurred in providing the First Western accounts. In December 2000, we discontinued our Internet banking services and terminated the stock purchase agreement with CBI. In December 2000, in accordance with the original agreement, we paid CBI a termination fee of $1.0 million and reimbursed CBI an additional $1.0 million for the net losses resulting from the Internet banking operations.

Sources of Revenues

        We currently earn revenues from two sources: transaction and other fees, and interest on funds held for others. The following tables present these revenue sources for the quarters indicated in both absolute dollars and as a percentage of total revenues:

	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands) (Unaudited)
Fees on Gross Merchant Sales	$—	$35	$1,016	$7,090	$11,747	$16,299	$24,987	$33,905
International funding and withdrawal fees	—	—	—	313	996	1,739	2,453	3,255
Debit card fees, gross	—	—	—	—	54	721	2,044	2,800
Debit card cash-back	—	—	—	—	—	(316)	(1,014)	(1,343)
Other transaction fees	—	—	—	22	359	549	759	1,074

Transaction and other fees	—	35	1,016	7,425	13,156	18,992	29,229	39,691
Interest on funds held for others	—	240	727	1,079	1,143	920	955	745
Service agreement revenues	1,186	1,886	529	337	—	—	—	—

Total revenues	$1,186	$2,161	$2,272	$8,841	$14,299	$19,912	$30,184	$40,436

	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Fees on Gross Merchant Sales	—%	1.6%	44.7%	80.2%	82.1%	81.9%	82.8%	83.9%
International funding and withdrawal fees	—	—	—	3.6	7.0	8.7	8.1	8.1
Debit card fees, gross	—	—	—	—	0.4	3.6	6.8	6.9
Debit card cash-back	—	—	—	—	—	(1.6)%	(3.4)%	(3.3)%
Other transaction fees	—	—	—	0.2	2.5	2.8	2.5	2.6

Transaction and other fees	—	1.6	44.7	84.0	92.0	95.4	96.8	98.2
Interest on funds held for others	—	11.1	32.0	12.2	8.0	4.6	3.2	1.8
Service agreement revenues	100	87.3	23.3	3.8	—	—	—	—

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

  Transaction and Other Fees

        We recognize revenue from transaction and other fees when the transaction completes and no further obligations exist.

  Fees on Gross Merchant Sales

        We generate revenue primarily from transaction fees on the total dollar volume of payments made to all domestic and international business accounts. We refer to this dollar volume as Gross Merchant Sales, or GMS. We charge these transaction fees only to the payment recipient and not to the sender.

        For the year ended December 31, 2001, we charged business accounts a weighted average fee of 2.7% of GMS. For the year ended December 31, 2000, we charged business accounts a weighted average of 2.1% of GMS. The increase in our weighted average GMS fee rate from 2.1% in 2000 to 2.7% in 2001 reflects price adjustments and increases effected during 2001. We do not charge transaction fees to personal accounts on payments they receive. During the year ended December 31, 2001, we processed a total of 68.9 million payments of an average size of $51 per payment. During the year ended December 31, 2000, we processed a total of 28.2 million payments at an average size of $45 per payment.

        We automatically deduct the GMS transaction fees from all payments received by business accounts. Thus, we do not need to bill or collect from our customers and we have no accounts receivable in respect of GMS transaction fees. The majority of our business accounts currently pay our standard rate of 2.9% of GMS plus $0.30 for each payment received. As we have grown our customer base and have added features to our product, we have increased the prices charged to business accounts with no noticeable decline in volume.

	Year Ended December 31,
	2000	2001
	(in millions, except average payment amounts)
Total payment volume	$1,261.4	$3,520.1
Total number of payments	28.2	68.9
Average payment amount	$45	$51

  International Funding and Withdrawal Fees

        We charge our international senders a fee of 2.6% of the transaction amount plus $0.30 for each payment funded externally; we charge our international senders no fees for payments funded from an existing PayPal balance. For the year ended December 31, 2001, our international senders paid a weighted average of 3.1% of the transaction amount for these payments. These fees are in addition to the GMS transaction fees paid by business account recipients of international payments. We do not charge senders located in the U.S. Beginning in the second quarter of 2002, we expect to charge fees to recipients of cross-border payments rather than to international senders. For withdrawals, we charge our international recipients a weighted average fee of 2.0% of the payment amount, based on the recipient's country, plus approximately $1.00 for each withdrawal from their PayPal accounts to local bank accounts. In addition, for the year ended December 31, 2001, we charged a weighted average currency risk spread of 1.5% of the withdrawal amount. During the year ended December 31, 2001, we processed a total of 3.1 million international funding and withdrawal transactions at an average size of $87 per transaction. During the year ended December 31, 2000, we processed a total of 136,000 international funding and withdrawal transactions at an average size of $81 per transaction. For the year ended December 31, 2001, 12.7% of our payment volume involved international senders or recipients. For the same year, international funding and withdrawal fees plus GMS fees and other fees collected from senders or recipients that reside outside the U.S. accounted for 14.1% of our total revenues. We anticipate this percentage to continue to increase in the future as a result of our development of our multi-currency platform and the addition of features that increase international access to our product. We classify as international those users who register a non-U.S. address, credit card or bank account.

  Debit Card Fees

        The PayPal ATM/debit card enables selected PayPal business customers to withdraw money from their PayPal account balances at any ATM connected to the Cirrus or Maestro networks and to make purchases from any merchant that accepts MasterCard. As of December 31, 2001, we had 191,000 users of activated PayPal ATM/debit cards. For the year ended December 31, 2001, we earned an average revenue rate of 1.8% of the transaction value from customers who used their cards to withdraw cash from ATMs or to make purchases. We currently pay holders of the PayPal ATM/debit card a 1.5% cash-back bonus on all PayPal ATM/debit card purchases if they join the PayPal Preferred Program. This program, targeted primarily at online auction sellers, requires that users advertise PayPal as their exclusive online payment option for their auction listings. We continue to evaluate this promotion and may change the bonus amounts or requirements in the future. At December 31, 2001, 58.9% of users of activated PayPal ATM/debit cards qualified for the 1.5% cash back on PayPal ATM/debit card purchases as participants in the PayPal Preferred Program. We net these cash back payments against PayPal ATM/debit card revenues for financial reporting purposes. For the year ended December 31, 2001, our weighted average fee, net of cash back payments, for PayPal ATM/debit card purchases and withdrawals equaled 0.9%.

  Other Transaction Fees

        Our U.S. customers have the option of earning income on their PayPal account balances by purchasing shares of our affiliated money market mutual fund, the PayPal Money Market Fund. We earn investment management fees on funds customers have chosen to invest in the Fund. The Fund is managed by PayPal Asset Management, a wholly owned subsidiary of PayPal, Inc. and a Securities and Exchange Commission registered investment advisor. An independent broker-dealer distributes the Fund's shares. The Fund's shareholders have a corresponding amount of their money market fund balances automatically redeemed whenever they initiate PayPal payments.

        The Fund pays a variable rate of return. Prior to December 19, 2001, we earned a net annual management fee of 1.4% on the average net assets held in the Fund and waived expenses of 0.4%. As of December 19, 2001, we have increased the expense waiver to 1.8%. As a result, we currently earn no management fee on the assets held in the Fund. We can terminate or reduce the expense waiver in the future if we provide reasonable advance notice to shareholders. The Fund imposes a charge of 0.1% on the average net assets held in the Fund which is passed on to Barclays Global Fund Advisors. At December 31, 2001, 340,000 of our customers chose to invest in the Fund; the aggregate amount of customer funds invested in the Fund at this date totaled $56.2 million, representing an average balance of $166 per account. These customers' balances accounted for 28.0% of all money held on behalf of others in the PayPal system as of that date.

        We also earn revenues from other transaction-related charges, such as check withdrawal fees and domestic and international charge-back fees.

  Interest on Funds Held for Others

        Customers have an available PayPal balance if they have received a payment or funded their account but have not yet elected to direct these funds elsewhere. Prior to the first quarter of 2002, we invested the balances in most of our customers' accounts in short-term money market and money market equivalent securities which yielded an average annual return of 3.76% during the year ended

December 31, 2001. As of December 31, 2001, our total amount of funds held for others outside the PayPal Money Market Fund equaled $144.2 million. We recognize the interest income on these investments in the period in which we earn it. We expect interest income to fluctuate depending on changes in short-term interest rates and our overall amount of funds held for others. As of the first quarter of 2002, we deposit all customer funds not transferred to the PayPal Money Market Fund in FDIC-insured bank accounts. These accounts may bear interest at lower rates than short-term money market and money market equivalent securities, which could impact our revenues from interest on funds held for others. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, we received an advisory opinion from the FDIC in response to our request for an opinion on the availability of pass-through FDIC insurance. This opinion concluded that pass-through FDIC insurance would be available to our customers if we (1) place pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable recordkeeping requirements, and (4) truly operate as an agent of our customers, as discussed in more detail in Item 1 of Part I under the section entitled, "Regulation—Bank Regulation."

        As these customer funds have been transferred into non-interest bearing bank accounts, our revenues from interest on funds held for others in future periods will decline. In addition, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from our balance sheet in future periods.

Operating Expenses

  Transaction Processing Expenses

        We incur transaction processing expenses when senders fund payments and when recipients withdraw funds.

        Senders fund PayPal payments from three sources:

  •
  their existing PayPal balances;

  •
  their bank accounts; or

  •
  their credit cards.

        The following table sets forth payment funding data for the periods presented:

	Year Ended December 31,
	2000	2001
	(In Millions, Except Percentages)
Existing PayPal Balances
Payment amount funded	$269.1	$783.3
% of total payment amount sent	21.3%	22.3%
Number of transactions funded	6.9	16.0
% of total transactions sent	24.4%	23.3%
Bank Account Transfers
Payment amount funded	$132.4	$923.6
% of total payment amount sent	10.5%	26.2%
Number of transactions funded	2.6	19.5
% of total transactions sent	9.4%	28.3%
Credit Cards
Payment amount funded	$859.8	$1,813.1
% of total payment amount sent	68.2%	51.5%
Number of transactions funded	18.7	33.4
% of total transactions sent	66.2%	48.4%

        We bear all costs of funding payments into the PayPal system. We incur no cost on payments funded from existing PayPal balances. For payments funded by bank account transfer, we incur a processing cost of $0.03 per transaction. On credit card-funded payments, we currently incur a cost of 1.9% of the payment amount plus $0.15 per payment. Credit card funding costs comprise the bulk of our funding costs and include interchange expenses, authorization and settlement expenses and fraud screen expenses. The percentage of our total payment volume funded with credit cards has decreased as customers increasingly have chosen to fund their payments via bank account transfers.

        Recipients withdraw funds by:

  •
  transferring to their bank accounts;

  •
  withdrawing cash at any ATM connected to the Cirrus or Maestro networks using the PayPal ATM/debit card;

  •
  purchasing from merchants that accept MasterCard using either the PayPal ATM/debit card or our Shop Anywhere feature; or

  •
  requesting a check from PayPal.

        We bear all costs associated with withdrawals from the PayPal system. On transfers to a recipient's U.S. bank account, we incur a processing cost of $0.03 per transaction. On transfers to a recipient's bank account in Canada, the United Kingdom, the Netherlands, Germany, France, Australia and New Zealand, our processing cost varies based upon withdrawal processing costs for the different countries. Our average processing cost for international bank account withdrawals for the year ended December 31, 2001 equaled approximately $0.45. For ATM withdrawals and debit card purchases, we incurred a blended average per-transaction cost of approximately $0.15. Finally, we incurred a cost of $0.62 for each paper check we mail to our customers.

  Provision for Transaction Losses

        We incur transaction losses due to fraud and non-performance of third parties and customers. We establish reserves for these estimated losses, which were incurred but not reported as of year end. Examples of transaction losses include ACH returns, debit card overdrafts, charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services. The reserves represent an accumulation of the estimated amounts, using an actuarial technique, necessary to cover all outstanding transaction losses, including losses incurred as of the reporting date but of which we have not yet been notified. This technique enables us to estimate the total expected losses by loss category, for example unauthorized use or merchant-related losses, based upon the historical charge-back reporting patterns. The total of expected losses less the total amount of charge-backs reported equals the reserve for estimated losses incurred but not reported. We base the reserve estimates on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses, typically within 90 days of the relevant transaction. We reflect recoveries in the reserve for transaction losses as collected.

        Credit card charge-backs comprise our largest source of transaction loss expense. As a percentage of total payment volume, we incurred transaction losses of 0.87% for the year ended December 31, 2000 and 0.42% for the year ended December 31, 2001. Our transaction loss rate to total payment volume has decreased as a result of:

  •
  the implementation of front-end tools, risk controls, and proprietary technology to prevent merchant-related and unauthorized transaction losses; and

  •
  our risk management team's success in preventing losses and recovering fraudulent funds both from unauthorized credit card use and merchant-related fraud;

        The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses.

  Customer Service and Operations

        Customer service and operations expenses consist primarily of salaries for network administration personnel, customer service and operations personnel, contracting fees for our outsourced email-based customer support, computer and communications equipment and cost of facilities. We have experienced a significant increase in customer service and operations expenses as a result of hiring personnel to support our payment volume growth.

  Product Development

        Product development expenses include salaries for product managers and software engineers, consulting fees, costs of facilities, computers and communications equipment and support services used in product development.

  Selling, General and Administrative

        Selling, general and administrative, or SG&A, expenses consist primarily of salaries for our executive, marketing, business development, administrative, legal, finance and human resources personnel, cost of facilities, computer and communications equipment, support services, professional services fees and promotional expenditures, which include new user sign-up and referral bonuses.

        We have paid promotional bonuses from $5 to $10 to each qualified customer opening a new PayPal account and $5 to $10 to customers referring new qualified customers. The amounts paid do not and did not depend on whether the customer generates revenue for us. Currently, we offer a $5 promotional bonus to new U.S. customers who verify with us their bank account, add $250 to their PayPal account via ACH, and sign up for our money market feature. We also offer a $5 bonus to new international customers who confirm a credit card with us and make a PayPal payment of at least $100. Our $5 referral bonus is available to any PayPal account holder who refers a new customer who earns the $5 new account bonus by completing the above requirements. We deposit these amounts into customer accounts and expense them as incurred. We will evaluate the effectiveness of the promotional program and revise the offering from time to time.

  Non-cash Stock-based Compensation

        In connection with some employee stock option grants, we recorded non-cash deferred stock-based compensation based on the difference between the fair value of the common stock and the stock option exercise price of these stock options at the measurement date, typically the date of grant. We present this amount as a reduction of stockholders' equity and we amortize it over the vesting period of the applicable stock options. For the years ended December 31, 2000 and 2001, we recorded non-cash stock-based compensation expense of $5.8 million and $26.3 million, respectively.

        We accelerated the vesting on some outstanding stock awards for four employees we terminated during the year ended December 31, 2000. We recorded $0.5 million in additional non-cash stock-based compensation expense related to the acceleration as a result of the difference between the fair value of the awards at the new measurement date and the option exercise price. During the year ended December 31, 2001, we accelerated vesting for twenty-one employees upon termination of service. We recorded $3.0 million in additional non-cash stock-based compensation expense. The table below includes these amounts.

        Non-cash stock-based compensation expense in our statement of operations is allocable as follows:

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands)
Customer service and operations	$24	$48	$57	$84	$157	$462	$867	$295
Product development	48	64	180	623	383	392	5,440	1,573
Selling, general and administrative	447	169	3,670	411	1,617	3,172	8,469	3,450

Total	$519	$281	$3,907	$1,118	$2,157	$4,026	$14,776	$5,318

        We expect to amortize the $26.7 million of deferred stock-based compensation remaining at December 31, 2001 as follows (in thousands):

Year ending December 31, 2002	$11,355
Year ending December 31, 2003	$7,879
Year ending December 31, 2004	$5,578
Year ending December 31, 2005	$1,864

        These amounts may change due to forfeitures and additional grants of stock options.

        In July 2001, we adopted a liquidity program for the benefit of employees, designed to allow participants the opportunity to diversify some of their holdings of PayPal stock. We restricted the program to or for the benefit of employees with more than one year of service as of April 30, 2001 and at least 25,000 options or shares of our restricted stock. We extended a loan to program participants for up to 20.0% of their number of shares of common stock multiplied by $6.00. The loans accrued interest at a fixed rate of 5.02% per annum with principal and interest repayable in full at the end of four years. The loans were non-recourse and prepayable and, for employees, their maturity accelerated if the individual left our employment. In exchange for the loan, each participant pledged to us restricted stock totaling 20.0% of his or her equity investment in our stock. The loan agreements include a call feature which gave us the right to repurchase 10.0% of the participant's total equity investment at the time of the loan, at $12.00 per share. The call feature began one year from the date of the loan agreement and ended with the four-year term of the loan.

        As of December 31, 2001, we recognized non-cash stock-based compensation of $10.3 million, which equals the increase in the intrinsic value recorded at the original grant date and the date we funded the loans to exercise the related options, which constituted a new measurement date. Non-cash stock-based compensation accrued during the vesting period was adjusted in subsequent periods, until the loans were repaid, for changes in the fair value of the shares but not below zero. We will amortize the non-cash compensation in accordance with the vesting terms of the original equity awards using the methodology set out in FIN 28. As of December 31, 2001, we had recognized amortization of $10.0 million.

        In September 2001, we entered into amendments to all but one of the loan agreements, each of which was approved by the applicable participant, under which the call feature became exercisable on September 4, 2001 and which provided that prepayment of the loan in full would extinguish the call. We exercised our call right on September 30, 2001 and repurchased 10.0% of the total equity investments in the loan program by participants who had not repaid their loans prior to that date. Three participants elected to repay their loans in full or partially in cash instead of allowing us to purchase 10.0% of their shares. This resulted in the repurchase of 397,448 shares of our common stock and 150,000 shares of our preferred stock. As of December 31, 2001, all loans associated with this program were paid in full. We adjusted non-cash stock-based compensation associated with the last remaining participant's pledged equity awards in the fourth quarter of 2001. This loan was paid in full as of November 30, 2001. We will amortize the remaining non-cash deferred stock-based compensation associated with the 10.0% of the liquidity program participants' equity investment, not subject to repurchase, over the original vesting period of the equity awards.

        In January 2002, we granted options to purchase 75,000 shares at an exercise price of $6.00 and 4,120,597 shares at an exercise price of $12.00. We expect to record non-cash deferred stock-based compensation of $4.6 million in respect of these grants, which will be amortized over the vesting periods of the respective grants. Also in January 2002, we agreed to accelerate the vesting of option grants for an employee as part of a separation agreement. An amount of $466,000 will be recorded as non-cash stock-based compensation expense in respect of this acceleration.

  Amortization of Goodwill and Other Intangibles

        Goodwill and other intangibles resulted primarily from the merger between X.com Corporation and Confinity, Inc. in March 2000. Goodwill and Other Intagibles, net at December 31, 2001 totaled $16.4 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we no longer will amortize goodwill and other intangibles with an indefinite useful life, but will test at least annually for impairment in accordance with SFAS No. 142. We have not fully assessed the impact of adoption of this Statement as of December 31, 2001.

Net Operating Loss Carryforwards

        As of December 31, 2001, we had federal and state net operating loss carryforwards of $130.0 million and $118.0 million, respectively. These federal and state net operating loss carryforwards will begin to expire in varying amounts beginning in 2019 and 2007, respectively. The amounts of and benefits from net operating loss carryforwards may be limited due to changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986. Because of the uncertainty surrounding the recovery of the deferred tax assets, we have established a 100% valuation allowance against our net deferred tax assets at December 31, 2001 as we do not expect to receive any immediate benefit from our net operating loss carryforwards and other deferred tax assets.

Seasonality

        We do not have a sufficiently long operating history to generalize about seasonality of revenues. Nevertheless, we believe our business exhibits seasonality surrounding the holiday season, with disproportionately higher transaction volumes in the weeks preceding the Christmas holiday season and disproportionately lower transaction volume in the following weeks.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a complete description of our accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

        Our critical accounting policy related to the provision for transaction losses is described above, under the heading entitled "Operating Expenses—Provision for Transaction Losses."

Results of Operations

        The following table sets forth, for the years ended December 31, 2000 and 2001, certain data from our consolidated statements of operations as a percentage of total revenues. We did not generate any revenues in the period from inception to December 31, 1999. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended December 31,
	2000	2001
Transaction and other fees	58.6%	96.4%
Interest on funds held for others	14.2	3.6
Service agreement revenues	27.2	—

Total revenues	100.0	100.0

Selected operating expenses:
Transaction processing expenses	173.5	45.4
Provision for transaction losses	76.3	14.1
Customer service and operations	108.9	29.2
Product development	30.6	8.4
Selling, general and administrative	241.7	21.4

  Comparison of Years Ended December 31, 2001 and 2000

  Revenues

        Transaction and Other Fees.    A comparison of transaction and other fees for the years ended December 31, 2000 and 2001 follows.

	Year Ended December 31,
	2000	2001
	(In Thousands)
Transaction and other fees	$8,476	$101,068
Gross Merchant Sales (GMS)	393,185	3,095,670
Total payment volume	1,261,385	3,520,067

        Transaction and other fees increased to $101.1 million for the year ended December 31, 2001, from $8.5 million for the year ended December 31, 2000. We attribute the increase in transaction fees primarily to:

  •
  The increase in fees on Gross Merchant Sales. Gross Merchant Sales increased to $3.1 billion for the year ended December 31, 2001 from $393.2 million for the year ended December 31, 2000. The average price we charged business accounts increased to 2.7% of the payment amount for the year ended December 31, 2001 from 2.1% of the payment amount for the year ended December 31, 2000. We began charging fees in June 2000 and have implemented a number of fee adjustments since that date, most recently in July 2001.

  •
  Our introduction of international access. We launched international capability in November 2000. Revenues from fees assessed on international funding and withdrawals amounted to $8.4 million for the year ended December 31, 2001.

  •
  The launch of PayPal ATM/debit cards. We launched our ATM/debit card in January 2001. Revenues from debit card interchange and ATM fees net of debit card cash-back payments amounted to $2.9 million for the year ended December 31, 2001.

        Interest on Funds Held for Others.    Revenues from interest earned on funds held for others increased to $3.8 million for the year ended December 31, 2001 from $2.0 million for the year ended December 31, 2000. We attribute this increase primarily to growth in total account funds within the PayPal system, excluding funds transferred into the PayPal Money Market Fund. We earned a weighted average yield on these funds of 6.2% for the year ended December 31, 2000 and of 3.8% for the year ended December 31, 2001. In February 2002, we transferred all U.S.-based customer funds into non-interest bearing bank accounts. Accordingly, nearly all of this revenue source ceased in February 2002. Additionally, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from our balance sheet in future periods.

  Service Agreement Revenues

        Service agreement revenues were $3.9 million for the year ended December 31, 2000. The agreement with First Western was terminated in 2000.

  Operating Expenses

        Transaction Processing Expenses.    Transaction processing expenses increased by $22.5 million, or 89.7%, to $47.6 million for the year ended December 31, 2001 from $25.1 million for the year ended December 31, 2000. We attribute this increase primarily to the growth of our total payment volume by 179.1% to $3.5 billion for the year ended December 31, 2001 from $1.3 billion for the year ended December 31, 2000. As a percentage of total payment volume, total transaction processing expenses decreased to 1.4% from 2.0%. We attribute the decrease mainly to a reduction in the percentage of payment volume funded by credit cards to 51.5% for the year ended December 31, 2001 from 68.2% for the year ended December 31, 2000.

        Provision for Transaction Losses.    Provision for transaction losses increased by $3.8 million, or 33.8%, to $14.8 million for the year ended December 31, 2001 from $11.0 million for the year ended December 31. We attribute this increase primarily to the growth of our total payment volume by 179.1% to $3.5 billion for the year ended December 31, 2001 from $1.3 billion for the year ended December 31, 2000. As a percentage of total payment volume, provision for transactions losses decreased to 0.42% for the year ended December 31, 2001 from 0.87% for the year ended December 31, 2000. The ratio of our transaction loss rate to total payment volume has decreased as a result of our continued efforts to control transaction losses.

        Customer Service and Operations.    A comparison of our customer service and operations expenses for the years ended December 31, 2000 and 2001 follows.

	Year Ended December 31,		Percentage Increase (Decrease)
	2000	2001
	(In Thousands, Except Percentage, Per Payment and Per Account Data)
Total number of payments	28,245	68,871	143.8%
Average number of accounts in period	2,765	9,174	231.8%
Customer service operations:
Expense	$15,754	$30,636	94.5%
Expense as a percentage of revenues	108.9%	29.2%	—
Per payment	$0.56	$0.44	(21.4)%
Per account per month	$0.47	$0.28	(40.8)%

        The absolute expense increased as we hired more employees to support our payment volume growth during the period. In May 2000, we established our customer service and operations center in Omaha, Nebraska, and in February 2001, we engaged a provider of outsourced email customer support in New Delhi, India. We attribute the decrease in customer service and operations expenses as a percentage of revenues for the year ended December 31, 2001 from the year ended December 31, 2000 primarily to the fact that our revenues increased at a faster rate as we began to experience economies of scale in our support infrastructure. We attribute the decrease in our customer service and operations costs on a per payment and per account basis primarily to a combination of a reduction in the rate of customer contacts per payment and improved efficiency. Customer service and operations expenses also include depreciation and amortization of fixed assets of $4.9 million and $1.7 million, for the years ended December 31, 2001 and 2000, respectively.

        Product Development.    Product development expenses increased by $4.4 million, or 99.6%, to $8.8 million for the year ended December 31, 2001 from $4.4 million for the year ended December 31, 2000. As a percentage of revenues, product development expenses totaled 8.4% and 30.6% for the year ended December 31, 2001 and 2000, respectively. The increase in the absolute expense figure reflects the expansion of our product development and engineering staff and related costs required to support our continued emphasis on product development. We attribute the decrease in product development expenses as a percentage of revenues for the year ended December 31, 2001 from the year ended December 31, 2000 mainly to the fact that revenues increased faster than product development expenses in these periods. Product development expenses also include depreciation and amortization of fixed assets of $1.5 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively. See "Business—Our Strategy."

        Selling, General and Administrative.    SG&A expenses decreased by $12.5 million, or 35.7%, to $22.5 million for the year ended December 31, 2001 from $35.0 million for the year ended December 31, 2000. As a percentage of revenues, SG&A expenses equaled 21.4% and 241.7% for the year ended December 31, 2001 and 2000, respectively. We experienced some increase in expenses from additional staffing levels and related costs required to manage and support our rapidly growing operations. However, this increase was more than offset by the decrease in our promotional bonus expenses due to the tightening of our requirements to receive sign-up and referral bonuses between the two periods. For each new account opened, average promotional bonus expenses decreased to $0.12 for the year ended December 31, 2001 from $2.71 during the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, we expensed as incurred promotion costs of $0.9 million and $14.9 million, respectively. We attribute the decrease in SG&A expenses as a percentage of revenues for the year ended December 31, 2001 from the year ended December 31, 2000 primarily to the fact that revenues increased while SG&A expenses decreased as we enjoyed economies of scale in our corporate infrastructure and reduced promotional bonus expenses.

        Non-cash Stock-based Compensation.    Non-cash stock-based compensation expense increased by $20.5 million, or 351.1%, to $26.3 million for the year ended December 31, 2001 from $5.8 million for the year ended December 31, 2000. We attribute the increase primarily to amortization of non-cash deferred stock-based compensation recognized relating to the liquidity program adopted in July 2001 and the private placement of Class A stock to or for the benefit of our Chief Executive Officer. See "Operating expenses—Non-cash stock-based compensation." The allocation of non-cash stock-based compensation expense to each of the functional areas follows.

	Year Ended December 31,
	2000	2001
	(In Thousands)
Customer service and operations	$213	$1,781
Product development	915	7,788
Selling, general and administrative	4,697	16,708

Total	$5,825	$26,277

        Amortization of Goodwill and Other Intangibles.    Our amortization expense increased to $65.7 million for the year ended December 31, 2001 from $49.3 million for the year ended December 31, 2000. We attribute this increase to the merger with Confinity, Inc. on March 30, 2000.

        Service Agreement Costs and Termination Expenses.    Service agreement costs and termination expenses decreased from $41.1 million for the year ended December 31, 2000 to $0 for the year ended December 31, 2001 as the result of our termination of the CBI and First Western agreements in 2000.

        Loss from Operations.    For the year ended December 31, 2001, our loss from operations totaled $111.4 million. For the year ended December 31, 2000, our loss from operations totaled $173.1 million. We attribute the decrease in the loss primarily to the increase in our revenues to $104.8 million for the year ended December 31, 2001 from $14.5 million for the year ended December 31, 2000, partly offset by an increase in total operating expense to $216.2 million for the year ended December 31, 2001 from $187.5 million for the year ended December 31, 2000.

        Interest, Other Income and Expenses, Net.    Interest, other income and expenses, net increased by $24,000, or 0.7%, to $3,582,000 for the year ended December 31, 2001 from $3,558,000 for the year ended December 31, 2000. Interest, other income and expenses, net consist primarily of interest earned on cash, cash equivalents and short-term and long-term investments, the net effect of foreign currency gains and losses, and other miscellaneous income and expenses. We attribute this increase primarily to interest income from higher average cash balances resulting from our preferred stock equity financings.

        Net Loss.    Our net loss decreased by $61.7 million, or 36.4%, to $107.8 million for the year ended December 31, 2001 from $169.5 million for the year ended December 31, 2000. We attribute the decrease in net loss primarily to the increase in our total revenues to $104.8 million for the year ended December 31, 2001 from $14.5 million for the year ended December 31, 2000 and the decrease in our total operating expenses as a percentage of payment volume, offset in part by an increase in stock-based compensation expense of $20.5 million.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

        General.    We incorporated as X.com in March 1999 and intended to provide Internet banking services to our customers. Towards this goal, in November 1999 we entered into a series of agreements with Community Bankshares, Inc. that among other things allowed us to acquire First Western and to solicit customers for First Western's online banking services. In March 2000, we merged with Confinity, Inc., the creator of PayPal. By December 2000 we decided to focus our efforts on the PayPal product and to discontinue our Internet banking operations. Because we spent much of 1999 building infrastructure for an Internet banking service and, after the Confinity merger, focused our efforts primarily on continuing to build the PayPal product, we believe investors will not find meaningful the period-to-period comparison for the year ended December 31, 2000 and for the period from inception to December 31, 1999.

        Revenues.    Service agreement revenues increased to $3.9 million for the year ended December 31, 2000 from $0 for the period from inception to December 31, 1999. For the year ended December 31, 2000, transaction and other fees and interest on funds held for others amounted to $8.5 million and $2.0 million, respectively, all of which relates to the PayPal product we acquired in the March 2000 Confinity merger. We began charging transaction fees to business account payment recipients in June 2000 and instituted additional price increases during 2000.

        Transaction Processing Expenses.    Transaction processing expenses amounted to $25.1 million for the year ended December 31, 2000, reflecting total PayPal payment volume of $1,261.4 million for the year ended December 31, 2000.

        Provision for Transaction Losses.    Provision for transaction losses amounted to $11.0 million for the year ended December 31, 2000. As a percentage of total payment volume, provision for transaction losses amounted to 0.87% for the year ended December 31, 2000. The loss rate as a percentage of total payment volume increased from 1.04% for the three months ended June 30, 2000, to 1.21% for the three months ended September 30, 2000, and decreased to 0.61% for the three months ended December 31, 2000, as a result of our implementing risk controls and proprietary technology to prevent losses and a reduction during these periods in the percentage of our total payment volume funded by credit cards.

        Customer Service and Operations.    Customer service and operations expenses increased to $15.8 million for the year ended December 31, 2000 from $0.2 million for the period from inception to December 31, 1999. We attribute this increase in customer service and operations expenses primarily to greater headcount in customer service and operations and rent and other fixed assets purchased for our establishment of our Omaha, Nebraska customer service and operations center.

        Product Development.    Product development expenses increased to $4.4 million for the year ended December 31, 2000 from $0.5 million for the period from inception to December 31, 1999. We attribute this increase to a greater number of employees in our engineering and product groups, resulting in higher salaries and depreciation expenses associated with fixed assets purchased for product development. In addition, we recognized approximately $623,000 and $20,000 of amortization expenses associated with capitalized software and website development costs, respectively.

        Selling, General and Administrative.    SG&A expenses increased to $35.0 million for the year ended December 31, 2000 from $3.7 million for the period from inception to December 31, 1999. We attribute this increase primarily to promotional bonus expenses, greater professional fees, outside service fees and other corporate expenses. SG&A expenses for the year ended December 31, 2000 reflect $14.9 million in sign-up and referral bonuses ranging from $5 to $10 paid to new and existing PayPal users to encourage expansion of the PayPal user base following the Confinity merger.

        Non-cash Stock-based Compensation.    Non-cash stock-based compensation expense increased to $5.8 million for the year ended December 31, 2000 from $0.4 million for the period from inception to December 31, 1999. We attribute this increase to option grants made to personnel hired during the year ended December 31, 2000 to support our growth.

        Service Agreement Costs and Termination Expenses.    Service agreement costs and termination expenses increased to $41.1 million for the year ended December 31, 2000 from $0 for the period from inception to December 31, 1999. We attribute this increase to costs incurred pursuant to the terms of the service agreement to reimburse CBI and First Western for providing Internet banking accounts to our users.

Supplementary Data

        The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2001.

Quarterly Results of Operations

        The following table sets forth, for the periods presented, data regarding our revenues, operating expenses and net loss. We derived this data from our unaudited consolidated financial statements, which we believe have been prepared on substantially the same basis as our audited consolidated financial statements. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands, Except Average Payment Amounts)
	(Unaudited)
Consolidated Statements of Operations:
Transaction and other fees	$—	$35	$1,016	$7,425	$13,156	$18,992	$29,229	$39,691
Interest on funds held for others	—	240	727	1,079	1,143	920	955	745
Service agreement revenues	1,186	1,886	529	337	—	—	—	—

Total revenues	1,186	2,161	2,272	8,841	14,299	19,912	30,184	40,436

Transaction processing expenses	—	6,230	9,764	9,098	8,754	10,659	12,441	15,735
Provision for transaction losses	13	2,577	5,131	3,307	3,103	2,437	4,163	5,057
Customer service and operations(1)	523	3,726	5,848	5,657	7,064	7,216	7,682	8,674
Product development(1)	512	923	1,625	1,359	2,018	2,125	2,191	2,485
Selling, general and administrative(1)	3,127	13,615	10,614	7,592	5,443	5,736	5,603	5,691
Stock-based compensation	519	281	3,907	1,118	2,157	4,026	14,776	5,318
Amortization of goodwill and other intangibles	67	16,415	16,415	16,415	16,415	16,415	16,416	16,415
Service agreement costs and termination expenses	19,344	7,640	6,949	7,212	—	—	—	—

Total operating expenses	24,105	51,407	60,253	51,758	44,954	48,614	63,272	59,375

Loss from operations	(22,919)	(49,246)	(57,981)	(42,917)	(30,655)	(28,702)	(33,088)	(18,939)
Interest income	152	—	1,015	957	943	798	583	540
Other income (expense), net	(46)	1,432	(9)	56	454	254	152	(142)

Net loss	$(22,813)	$(47,814)	$(56,975)	$(41,904)	$(29,258)	$(27,650)	$(32,353)	$(18,541)

(1) Amounts exclude stock-based compensation as follows:
Customer service and operations	$24	$48	$57	$84	$157	$462	$867	$295
Product development	48	64	180	623	383	392	5,440	1,573
Selling, general and administrative	447	169	3,670	411	1,617	3,172	8,469	3,450

Total	$519	$281	$3,907	$1,118	$2,157	$4,026	$14,776	$5,318

Operating Data:
Gross Merchant Sales	$—	$1,873	$55,621	$335,691	$546,848	$663,014	$815,014	$1,070,794
Total payment volume	$46,263	$248,799	$422,760	$543,562	$642,737	$746,888	$924,601	$1,205,841
Total number of payments	1,026	5,456	9,438	12,325	13,524	15,058	17,969	22,319
Average payment amount	$45	$46	$45	$44	$48	$50	$51	$54
Total number of accounts (at period end)	824	2,190	3,718	5,518	7,200	8,798	10,589	12,830
Number of business accounts	—	14	289	800	1,327	1,731	2,138	2,629

	Three Months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In Thousands)
	(Unaudited)
Consolidated Cash Flow Data:
Cash flows from operating activities
Net loss	$(22,813)	$(47,814)	$(56,975)	$(41,904)	$(29,258)	$(27,650)	$(32,353)	$(18,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for transaction losses	13	2,577	5,131	3,307	3,103	2,436	4,163	5,058
Depreciation and amortization of fixed assets	357	330	744	921	1,253	1,258	1,379	1,681
Amortization of goodwill and other intangibles	67	16,415	16,415	16,415	16,415	16,415	16,416	16,415
Stock-based compensation	519	281	3,907	1,118	2,157	4,026	14,776	5,318
Changes in operating assets and liabilities	10,691	26,855	31,277	4,662	11,312	7,874	19,976	(4,449)

Net cash provided by (used in) operating activities	(11,166)	(1,356)	499	(15,481)	4,982	4,359	24,357	5,482

Cash flows from investing activities
Investments in common stock	(1,500)	1,200	—	2,300	—	—	—	—
Purchase of investment securities	(1,900)	1,900	(60,991)	49,129	(18,923)	(7,369)	(4,035)	600
Purchase of fixed assets	(2,311)	(4,922)	(2,962)	(1,548)	(1,870)	(2,725)	(4,142)	(2,282)

Cash provided by (used in) investing activities	(5,711)	(1,822)	(63,953)	49,881	(20,793)	(10,094)	(8,177)	(1,682)

Cash flows from financing activities
Proceeds from capital leases	—	—	—	—	—	—	3,000	2,000
Proceeds from issuance of equity instruments, net of repurchases	95,961	13,489	26,918	12,579	37,526	(649)	1,049	459
Payments made to employees associated with liquidity program	—	—	—	—	—	—	(5,226)	90

Cash provided by (used in) financing activities	95,961	13,489	26,918	12,579	37,526	(649)	(1,177)	2,549

Net increase in cash and cash equivalents	79,084	10,311	(36,536)	46,979	21,715	(6,384)	15,003	6,349
Cash and cash equivalents at beginning of period	8,442	87,526	97,837	61,301	108,280	129,995	123,611	138,614

Cash and cash equivalents at end of period	$87,526	$97,837	$61,301	$108,280	$129,995	$123,611	$138,614	$144,963

        Our operating results have varied on a quarterly basis during our operating history. We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which we do not control. Factors that may affect our operating results include, among others: the continued growth in our payment volume; our ability to maintain and increase our customer base and our Gross Merchant Sales; our ability to maintain and increase our international usage, debit card usage and user balances in our system; changes in our pricing policies and revenue mix; changes in stock-based compensation expense; the announcement or introduction of new or enhanced services by us or our competitors; changes in our cost structure, including transaction losses and credit card funding rates; consumer acceptance of the Internet for a product such as ours; consumer acceptance of the Internet as a medium of commerce; and general economic conditions.

        Unfavorable changes in any of the above factors could affect materially and adversely our revenues, results of operations in future periods and the market price of our common stock. As a result, you should not rely upon period-to-period comparisons of our results of operations as an indication of future performance. In addition, the results of any quarterly period do not indicate results to be expected for a full fiscal year. We cannot predict many of the factors outlined above and they may cause significant fluctuations in our operating results. These fluctuations may cause our annual or quarterly results to fall below market expectations, which could affect the market price of our stock materially and adversely.

Liquidity and Capital Resources

        Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock and our initial public offering. As of December 31, 2001, we had raised $215.6 million, net of issuance costs, from the sale of equity securities. On February 21, 2002, we completed our initial public offering and received approximately $70.6 million in cash, net of underwriting discounts, commissions, and other related expenses.

        Net cash used in operating activities totaled $4.1 million for the period from inception ended December 31, 1999, $27.5 million for the year ended December 31, 2000. Net cash provided by operating activities totaled $39.2 million for the year ended December 31, 2001. Net cash used by operating activities in 1999 and 2000 resulted primarily from our net loss and was offset by non-cash charges for depreciation and amortization, and increases in amounts due to customers. Net cash provided by operating activities in 2001 resulted primarily from offsets to our net loss for non-cash charges for depreciation and amortization and from changes in our operating assets and liabilities.

        Net cash used in investing activities totaled $2.9 million for the period from inception to December 31, 1999, $21.6 million for the year ended December 31, 2000 and $40.7 million for the year ended December 31, 2001. We primarily used the invested cash in the periods presented for purchases of investment securities and fixed assets.

        Net cash provided by financing activities totaled $15.5 million for the period from inception to December 31, 1999, $148.9 million for the year ended December 31, 2000 and $38.2 million for the year ended December 31, 2001. Net cash provided by financing activities primarily resulted from the issuance of preferred stock to third parties.

        We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will suffice to fund our operations for the foreseeable future. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, we may not secure financing when we need it or we may not secure it on acceptable terms. If we do not raise additional funds when we need them, we might have to delay, scale back or eliminate expenditures for expansion of our product plans and other strategic initiatives.

        In connection with our implementation of steps to establish that we are truly operating as an agent, as set forth in the FDIC advisory opinion, in the first quarter of 2002, we deposited all U.S.-based customer funds not transferred into the PayPal Money Market Fund into FDIC-insured bank accounts with U.S. banks. As a result, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from our balance sheet in future periods.

  Restricted Cash

        In connection with processing transactions with financial institutions, we pledge cash in the form of certificates of deposit. We use restricted cash to secure letters of credit with banks to provide collateral to other financial institutions for actual or contingent liabilities arising from potential charge-backs, adjustments, fees or other charges due to or incurred by us. We had pledged certificates of deposit totaling $0 and $2.4 million as of December 31, 2000 and 2001, respectively, pursuant to these agreements.

        As of March 2002, we are in negotiations to secure a further letter of credit of $5.0 million based on debit card volumes as per our agreement with a financial institution. We would also need to increase the size of the certificate of deposit, which is classified as restricted cash, by the same amount.

If the volume decreases, or the financial institution's settlement risk otherwise decreases, we have the right to request, but not to require, a corresponding reduction in the letter of credit.

        Pursuant to a marketing agreement with a software company entered into in September 2000, we obtained an irrevocable standby letter of credit with a financial institution for this company, for the minimum payments due in accordance with the agreement (see Note 17). As of December 31, 2000 and 2001, we had pledged cash, in the form of a certificate of deposit, totaling $500,000 to secure the letter of credit.

        Additionally, in accordance with a lease agreement, we have an irrevocable standby letter of credit with a financial institution and had pledged cash, in the form of a certificate of deposit, in the amount of $1 million and $2.2 million as of December 31, 2000 and 2001, respectively, to secure the letter of credit.

        We are required to keep a minimum of $11.0 million on account with Wells Fargo in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by us and held in a brokerage account at Wells Fargo. These securities are accounted for as restricted securities.

        Until December 1, 2001, Chase Merchant Services (CMS) processed substantially all of our credit card transactions. CMS remains responsible for any charge-backs from our customers' credit card transactions that occurred prior to December 1, 2001. To protect CMS against the risk of such charge-backs, we had pledged certificates of deposit totaling $3 million at both December 31, 2000 and 2001. In December 2001, CMS had retained approximately an additional $12 million in settlement funds due to us. We believe that these balances will likely be reduced or eliminated within the next calendar year as the risk to CMS decreases over time. Accordingly, this $12 million has been classified as restricted cash at December 31, 2001.

        As of March 2002, we are in negotiations to increase the size of the letter of credit, which is currently $2.0 million, by approximately $5.0 million based on debit card volumes as per our agreement. We would also need to increase the size of the certificate of deposit, which is classified as restricted cash, by the same amount. If the volume decreases, or First Data's settlement risk otherwise decreases, we have the right to request, but not to require, a corresponding reduction in the letter of credit.

Contractual Obligations and Commercial Commitments

        The following table presents our contractual obligations as of December 31, 2001 over the next five years and thereafter (in thousands):

	Payments Due by Period
Contractual Obligations	Amount	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Capital lease obligations	$5,249	$2,235	$2,014	$1,000	$—
Operating leases	39,469	3,441	4,163	8,644	23,221

Total contractual cash obligations	$44,718	$5,676	$6,177	$9,644	$23,221

        The following table presents our commercial commitments as of December 31, 2001 over the next five years and thereafter (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Amount	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit	$4,743	$4,743	$—	$—	$—
Service and marketing agreements	8,875	1,500	1,875	5,500	—

Total commercial commitments	$13,618	$6,243	$1,875	$5,500	$—

Risk Factors That May Affect Future Results and Market Price of Stock

        Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

We might not implement successfully strategies to increase adoption of our electronic payment methods which would limit our growth and cause our stock price to decline.

        Our future profitability will depend, in part, on our ability to implement successfully our strategy to increase adoption of our online payment methods. We cannot assure you that the relatively new market for online payment mechanisms will remain viable. We expect to invest substantial amounts to:

  •
  Drive consumer and merchant awareness of electronic payments;

  •
  Encourage consumers and merchants to sign up for and use our electronic payment product;

  •
  Enhance our infrastructure to handle seamless processing of transactions;

  •
  Continue to develop state of the art, easy-to-use technology;

  •
  Increase the number of users who collect and pay electronically; and

  •
  Diversify our customer base.

        Our investment in these programs will affect adversely our short-term profitability. Additionally, we may fail to implement successfully these programs or to increase substantially adoption of our electronic payment method by customers who pay for the service. This would impact revenues adversely, and cause our business to suffer.

We have been and could be sued for patent infringement. If we are unable to defend ourselves successfully against these lawsuits, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages.

        On February 4, 2002, CertCo, Inc., which describes itself as a "provider of transactional security and risk management products and services," filed a lawsuit against us alleging that our "electronic payment and transaction system" infringes a patent owned by CertCo, U.S. Patent Number 6,029,150. On February 11, 2002, we filed a response to CertCo's lawsuit, denying CertCo's claim that we are infringing CertCo's patent, asserting that CertCo's patent is invalid, and asserting counterclaims for a declaratory judgment of non-infringement by us and invalidity of the patent. Since the outcome of any litigation is uncertain, we may not prevail in the lawsuit brought by CertCo. If all or any portion of our service were found to infringe this patent and we are unable to obtain a license, or if a preliminary injunction were issued, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

        We could be sued at any time in the future by persons claiming patent infringement. For example, Tumbleweed Communications Corp., a software company specializing in Internet security, has sent us a letter stating that its understanding of our online payment product leads Tumbleweed to believe that we are required to obtain a license from it under two of its patents. Although Tumbleweed has not threatened or initiated legal action, if we refuse to accede to its view that we require a license, or are unable to obtain a license from it on acceptable terms, Tumbleweed could decide to sue us for patent infringement. If all or any portion of our service were found to infringe this patent, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages. Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management time and attention.

We depend on online auction transactions for a significant percentage of our payment volume. We generate a significant portion of our business on eBay, which has established a competing payment system. If our ability to process payments for online auctions, particularly eBay, is impaired, our financial results and growth prospects would be affected significantly and negatively.

        For the year ended December 31, 2001, our customers identified to us approximately 66.9% of the dollar volume of all payments made through the PayPal system as settlements from purchases made at online auction websites, particularly eBay. We rely on these transactions for a substantial portion of our customer base and our payment volume. We do not have any contractual relationship with eBay, and eBay owns a majority stake in a competing payment service, eBay Payments, formerly known as Billpoint. eBay could choose to restrict or prohibit its sellers from advertising PayPal for payments or compel sellers to use eBay Payments on eBay's site. Whether or not eBay imposes such restrictions, we expect eBay to continue to develop and promote its own payment service and to integrate that service tightly into its site in order to foster the use of its payment service. If our ability to process payments for purchases made on online auction websites, particularly eBay, became impaired, or if these online auction sites took additional steps to integrate their payment services, our business would suffer.

We face strong competitors and our market evolves rapidly. If we do not compete effectively, the demand for our product may decline, and our business would suffer.

        The market for our product is emerging, intensely competitive and characterized by rapid technological change. We compete with existing payment methods and other companies, including, among others:

  •
  eBay Payments, formerly known as Billpoint, a joint venture between eBay and Wells Fargo;

  •
  Yahoo! PayDirect offered by Yahoo!;

  •
  c2it offered by Citigroup;

  •
  email payment services offered by the U.S. Postal Service through CheckFree; and

  •
  MoneyZap and BidPay offered by Western Union.

        Many of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than we have. For example, Citigroup's c2it has existing arrangements with AOL Time Warner and Microsoft. c2it could use these arrangements to market directly its competing payment product to the customers of AOL Time Warner and Microsoft, which could result in c2it gaining substantial market share in a short period of time. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can. They may devote greater resources to the development, promotion and sale of products and services than we can, and they may offer lower prices. These competitors have offered, and may continue to offer, their services for free in order to gain market share and we may be forced to lower our prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than we do. If these competitors acquired significant market share, this could result in our losing market share, which would have a material adverse effect on our business.

        We also compete with providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions. Associations of traditional financial institutions such as Visa, MasterCard and the National Automated Clearing House Association, or NACHA, generally set the features of these payment methods. The associations have initiated programs to enhance the usability of these payment methods for online transactions and could lower fees charged to online merchants. Either of these changes could make it more difficult for us to retain and attract customers.

We have a limited operating history, are not currently profitable and may not become profitable. If we never become profitable, our stock price would decline.

        PayPal, Inc. resulted from a merger between Confinity, Inc., incorporated in December 1998, and X.com Corporation, incorporated in March 1999. Accordingly, we have only a limited operating history. The revenue and income potential of our business and the market for online payments through non-traditional products such as ours have not been proven. We will encounter risks and difficulties commonly faced by early-stage companies in new and rapidly evolving markets.

        We have not reached profitability to date. We have accumulated net losses of $283.3 million from our inception, March 8, 1999, through December 31, 2001, and net losses of $107.8 million during the year ended December 31, 2001.

        We intend to continue to make significant investments in our systems, infrastructure and customer service operations. As a result, we had a net loss from operations in fiscal 2001 and may not be able to reach or sustain profitability in the future. Our ability to achieve and maintain profitability will depend on, among other things, market acceptance of our product.

We face significant risks of loss due to fraud and disputes between senders and recipients. If we are unable to deal effectively with losses from fraudulent transactions, our losses from fraud would increase, and our business would be harmed.

        We face significant risks of loss due to fraud and disputes between senders and recipients, including:

  •
  unauthorized use of credit card and bank account information and identity theft;

  •
  merchant fraud and other disputes over the quality of goods and services;

  •
  breaches of system security;

  •
  employee fraud; and

  •
  use of our system for illegal or improper purposes.

        For the year ended December 31, 2000, our provision for transaction losses totaled $11.0 million, representing 0.87% of our total payment volume, and for the year ended December 31, 2001, $14.8 million, representing 0.42% of our total payment volume. Our provision for transaction losses may increase in future quarters following our increase from $250 to $1,000 in June 2001 in the initial sending limit for senders who have not yet verified a bank account with us. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Provision for Transaction Losses."

        When a sender pays a merchant for goods or services through PayPal using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Charge-backs may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the entire underlying transaction amount. If our charge-back rate becomes excessive, credit card associations also can require us to pay fines. Early in 2001, as a result of high charge-back rates in the second half of 2000, MasterCard determined that we violated its operating rules by having excessive charge-backs and fined us. Although we resolved this situation to MasterCard's satisfaction and have reduced our charge-back rate, we cannot assure you that new causes of excessive charge-backs will not arise in the future.

        We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures' effectiveness. If these measures do not succeed, our business will suffer.

          Unauthorized use of credit cards and bank accounts could expose us to substantial losses. If we are unable to detect and prevent unauthorized use of cards and bank accounts, our business would suffer.

        The highly automated nature of, and liquidity offered by, our payment product makes us an attractive target for fraud. In configuring our product, we face an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as ours. We believe that several of our competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. Our gross amount of charge-backs, before reversals and internal recoveries, from unauthorized use of credit cards for transactions that occurred during the year ended December 31, 2000 totaled $8.9 million. During the four months between July and October 2000, we experienced a significant fraud episode and, as a result, we incurred gross losses due to unauthorized charge-backs totaling $5.7 million. This amount represented 64.0% of total charge-backs due to unauthorized transactions for the year ended December 31, 2000. For the year ended December 31, 2000, the amount of losses with respect to unauthorized use of bank accounts totaled $0.3 million. The gross amount of charge-backs received through December 31, 2001 with respect to unauthorized use of credit cards for transactions that occurred during the year ended December 31, 2001 totaled $5.1 million. For the year ended December 31, 2001, the amount of our losses with respect to unauthorized use of bank accounts totaled $1.2 million.

          We incur charge-backs and other losses from merchant fraud, payment disputes and insufficient funds, and our liability from these items could have a material adverse effect on our business and result in our losing the right to accept credit cards for payment. If we are prohibited from accepting credit cards for payment, our ability to compete could be impaired and our business would suffer.

        We incur substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. We also incur losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. Our merchant-related charge-backs totaled $5.1 million for the year ended December 31, 2000. The gross amount of charge-backs received through December 31, 2001 with respect to merchant-related disputes for transactions that occurred during the year ended December 31, 2001 totaled $10.5 million. Our liability for such items could have a material adverse effect on our business, and if they become excessive, could result in our losing the right to accept credit cards for payment.

          Security and privacy breaches in our electronic transactions may expose us to additional liability and result in the loss of customers, either of which events could harm our business and cause our stock price to decline.

        Any inability on our part to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

  •
  expose us to additional liability;

  •
  increase our expenses relating to resolution of these breaches; and

  •
  deter customers from using our product.

        We cannot assure you that our use of applications designed for data security will effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations.

          We could incur substantial losses from employee fraud and, as a result, our business would suffer.

        The large volume of payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that our internal security systems will prevent material losses from employee fraud.

          Our payment system might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

        Despite measures we have taken to detect and prevent identify theft, unauthorized uses of credit cards and similar misconduct, our payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. Our business could suffer if customers use our system for illegal or improper purposes.

Our status under state, federal and international financial services regulation is unclear. Violation of any present or future regulation could expose us to substantial liability, force us to change our business practices or force us to cease offering our current product.

        We operate in an industry subject to government regulation. We currently are subject to some states' money transmitter regulations, to federal regulations in our role as transfer agent and investment adviser to the PayPal Money Market Fund and to federal electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

  •
  state or federal banking regulations;

  •
  additional states' money transmitter regulations and federal money laundering regulations;

  •
  international banking or financial services regulations or laws governing other regulated industries; or

  •
  U.S. and international regulation of Internet transactions.

        If we are found to be in violation of any current or future regulations, we could be:

  •
  exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits;

  •
  forced to change our business practices; or

  •
  forced to cease doing business altogether or with the residents of one or more states or countries.

          If we were found subject to or in violation of any laws or regulations governing banking, we could be subject to liability and forced to change our business practices.

        We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us, except for certain money transmitter licenses mentioned below. One or more states may conclude that, under its or their statutes, we are engaged in an unauthorized banking business. We have received written communications from regulatory authorities in New York, most recently in February 2002, and Louisiana expressing the view that our service constitutes an unauthorized banking business, and from authorities in California and Idaho that our service might constitute an unauthorized banking business. We have taken steps to address these states' concerns, but cannot provide assurances that these steps will be effective in any of these states. We have received correspondence from the New York State Banking Department in July 2000, January 2001 and February 2002 that states its position that the ability of customers to keep money on account constitutes impermissible banking and requests that we not offer this ability to New York customers. If we are found to be engaged in an unauthorized banking business, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps we have taken to resolve these states' concerns are deemed sufficient by the state regulatory authorities, we could be subject to fines and penalties of at least $1,000 for each violation in New York, and $1,000 per day in Louisiana. We began offering our service to residents of New York and Louisiana in October 1999.

          If we were found subject to or in violation of any laws or regulations governing money transmitters, we could be subject to liability and forced to change our business practices.

        A number of states have enacted legislation regulating check sellers, money transmitters or service providers to banks, and we have applied for, or are in the process of applying for, licenses under this legislation in 18 jurisdictions. To date, we have obtained licenses in three states. As a licensed money transmitter, we are subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state regulatory agencies. If our pending applications were denied, or if we were found to be subject to and in violation of any banking or money services laws or regulations, we also could be subject to liability or forced to cease doing business with residents of certain states or to change our business practices. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us. On February 7, 2002, Louisiana regulatory authorities sent a letter to our counsel directing us to cease performing money transmission services for Louisiana consumers and businesses at least until the unauthorized banking issue has been resolved. Previously on January 28, 2002, Louisiana regulatory authorities had sent a letter to our counsel requesting that we apply for a money transmission license. In a conversation with the staff of the Louisiana Office of Financial Institutions on February 13, 2002, the staff told us that we may continue our services in Louisiana on an interim basis pending their consideration of unauthorized banking issues and money transmitter issues. If the final determination by the Louisiana Office on these issues is unfavorable, we could be required to cease allowing Louisiana customers to carry balances. We will comply with any such final determination promptly.

          If we were found subject to or in violation of any laws or regulations governing electronic fund transfers, we could be subject to liability and forced to change our business practices.

        Although there have been no definitive interpretations to date, we have assumed that our product is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our product, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure under the Gramm-Leach-Bliley Act and related regulations. Additionally, pending legislation at the state and federal levels may restrict further our information gathering and disclosure practices. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our product. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the year ended December 31, 2001, we processed approximately 189,000 transactions per day, and any violations could expose us to significant liability.

          We are subject to laws and regulations on money laundering and other illegal activities that could have a material adverse impact on our business and could subject us to civil and criminal liability.

        We are subject to money laundering laws that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. We are subject to regulations that will require us to register with the Department of Treasury and to report suspicious activities involving transactions of $2,000 or more. The interpretation of suspicious activities in this context is uncertain. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before opening an account, or to monitor our customers' activities more closely. These requirements could raise our costs significantly or reduce the attractiveness of our product. On October 26, 2001 President Bush signed into law the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. This Act, among other things, may require us to revise our anti-money laundering program and the procedures we take to verify the identity of our customers, and to monitor more closely international transactions. Because the Act is new, few implementing regulations have been passed and the interpretation and applicability of the Act to our business is uncertain. Future regulations under this Act may impose substantial burdens on our business. Failure to comply with this Act or other applicable state and federal money laundering laws could result in significant criminal and civil penalties and forfeiture of significant assets. Even if we comply with these laws, federal and state law enforcement agencies could seize customer funds that are proceeds of unlawful activity, which could result in adverse publicity for us and affect our business adversely. Some online casinos use our product to accept and make payments. If these casinos are operating illegally, which is uncertain, we may be subject to civil or criminal prosecution. Finally, we also are subject to regulations requiring us to keep detailed records on transfers of $3,000 or more.

          Our status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect our future profitability.

        We currently offer our product to customers with credit cards in 38 countries outside the U.S. In twelve countries outside the U.S.—Canada, the United Kingdom, Germany, the Netherlands, France, Australia, New Zealand, Hong Kong, Japan, Spain, Mexico and Singapore—customers can withdraw funds to local bank accounts. The status of our product as a bank, regulated financial institution or other regulated business in these countries is unclear. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend operations in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

          We are subject to U.S. and foreign government regulation of the Internet, the impact of which is difficult to predict. We could be exposed to significant liabilities and expenses if we are required to comply with new or additional regulations, and as a result, our business could suffer.

        There are currently few laws or regulations that apply specifically to the sale of goods and services on the Internet. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, consumer protection, privacy, and intellectual property ownership and infringement is unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend.

        In 1998, the U.S. government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on Internet access or electronic commerce transactions. This moratorium has been extended until November 1, 2003. After that date, unless it is renewed, states and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses which could have a material adverse effect on our business, results of operations and financial condition.

Our financial success will remain highly sensitive to changes in the rate at which our customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. Our profitability could be harmed if the rate at which customers fund using credit cards goes up.

        We pay significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the year ended December 31, 2001, senders funded 51.5% of our payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

We rely on financial institutions, including several current or potential competitors, to process our payment transactions. Should any of these institutions decide to stop processing our payment transactions, our business could suffer.

        Because we are not a bank, we cannot belong to and directly access the credit card associations or the ACH payment network. As a result, we must rely on banks or their independent service operators to process our transactions. We currently use a subsidiary of Wells Fargo to process our ACH transactions, and Wells Fargo partly owns our competitor, eBay Payments, formerly known as Billpoint. First Data currently processes our debit card transactions, and First Data controls our competitor Western Union. If we could not obtain these processing services on acceptable terms from these sources or elsewhere, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

Changes to card association rules and practices, or excessive charge-backs, could result in a termination of our ability to accept credit cards. If we are unable to accept credit cards, our competitive position would be damaged seriously.

        As a merchant of record, we must comply with the operating rules of the Visa and MasterCard credit card associations and NACHA. The associations' member banks set these rules. Some of those banks compete with us. The member banks could adopt operating rules with which we might find it difficult or even impossible to comply. We might even lose our ability to gain access to the credit card associations or NACHA. In late 2000, MasterCard indicated it would terminate PayPal as a merchant if we did not change some of our practices and procedures immediately. We had a series of meetings with MasterCard and have made changes to our system that we believe have resolved MasterCard's concerns, but we have not received confirmation from MasterCard that these concerns are fully resolved. In 2001, Visa also indicated that some of our practices violated its operating rules, and we implemented changes in response. On January 25, 2002, we received correspondence through our credit card processor that three issues remain unresolved, and in connection with this, Visa assessed a fine of $30,000. These issues relate to our charging and immediately rebating international membership fees, charging fees for foreign credit card funded payments, and not seeking on a transaction by transaction basis affirmative authorization for charging a Visa account when a user's ACH transfer fails. Visa has not threatened to suspend, terminate or otherwise limit or restrict our ability to accept Visa, except to the extent that we may be required to change our current practices to resolve these three outstanding issues. However, Visa, MasterCard, American Express and Discover could take positions in the future that jeopardize our ability to accept credit cards or limit the countries in which we can accept credit cards.

        Furthermore, in cases of fraud or disputes between senders and recipients, we face charge-backs when cardholders dispute items for which they have been billed. If our charge-backs become excessive, the credit card associations could fine us or terminate our ability to accept credit cards for payments. If we were unable to accept credit cards our competitive position would be seriously damaged.

Increases in credit card processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

        From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. Our credit card processors have the right to pass any increases in interchange fees on to us. Any such increased fees could increase our operating costs and reduce our profit margins. Furthermore, our credit card processors require us to pledge cash as collateral with respect to our acceptance of Visa, MasterCard, American Express and Discover.

Customer complaints or negative publicity could affect use of our product adversely and, as a result, our business could suffer.

        Customer complaints or negative publicity about our customer service could diminish severely consumer confidence in and use of our product. Breaches of our customers' privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We received negative media coverage in the second half of 2000 and the first quarter of 2001, as well as public criticism from the Better Business Bureau, regarding customer disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. The number of customer service representatives we employed or contracted increased from 234 as of December 31, 2000 to 408 as of December 31, 2001. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

        Our ability to manage and account accurately for customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of our product severely.

We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability, which could affect adversely our ability to become profitable.

        A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To operate our business successfully, we must protect our payment processing and other systems from interruption by events beyond our control. Events that could cause system interruptions include:

  •
  fire;

  •
  earthquake;

  •
  terrorist attacks;

  •
  natural disasters;

  •
  computer viruses;

  •
  unauthorized entry;

  •
  telecommunications failure;

  •
  computer denial of service attacks; and

  •
  power loss and California rolling blackouts.

        We depend on two third parties for co-location of our data servers and rely upon these third parties for the physical security of our servers. Our servers currently reside in facilities in San Jose and Santa Clara, California. Currently we are not able to switch instantly to another back-up site in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for at least several hours. This downtime could result in increased costs and lost revenues which would be detrimental to our business. Our secondary Internet hosting provider, Exodus, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subject to court approval, Britain's Cable and Wireless plc has agreed to purchase Exodus's data center assets. We cannot predict the effect this may have on its ability to continue to provide reliable service.

        Our infrastructure could prove unable to handle a larger volume of customer transactions. Any failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers or increase our costs, all of which would harm our business.

        Because our customers may use our products for critical transactions, any errors, defects or other infrastructure problems could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for us to address.

We rely on our customers for distribution of our product, and this method of distribution may not meet our goals. If our customers stop using our product, our business would suffer.

        We do not expect to spend significant amounts on traditional sales and marketing activities, such as television and radio advertising, and we rely heavily instead on distribution of our product by our customers themselves. Because of the rapidly evolving nature of electronic commerce, we cannot guarantee that our method of distribution will achieve our goals or that we will develop alternative distribution channels. In addition, because we rely primarily on our customers for product distribution, any disruption in our customer service or harm to our reputation could a have material adverse effect on our ability to distribute our product and expand our customer base.

Our inability to manage growth could affect our business adversely and harm our ability to become profitable.

        Our revenues have grown from $14.5 million for the year ended December 31, 2000, to $104.8 million in the year ended December 31, 2001, and we intend to grow our business significantly. To support our growth plans, we may need to expand our existing management, operational, financial and human resources, customer service and management information systems and controls. We may be unable to expand these systems and to manage our growth successfully, and this inability would adversely affect our business.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate and decline.

        Although we have grown quickly, our quarterly results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

  •
  changes in our costs, including interchange and transaction fees charged by credit card associations, and our transaction losses;

  •
  changes in our pricing policies or those of our competitors;

  •
  relative rates of acquisition of new customers;

  •
  seasonal patterns, including increases during the holiday season;

  •
  delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and

  •
  other changes in operating expenses, personnel and general economic conditions.

        As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance.

We may not protect our proprietary technology effectively, which would allow competitors to duplicate our products. This would make it more difficult for us to compete with them.

        Our success and ability to compete in our markets depend, in part, upon our proprietary technology. We rely primarily on copyright, trade secret and trademark laws to protect our technology including the source code for our proprietary software, and documentation and other proprietary information. While we have filed five patent applications, we have not been granted any patents for features of our electronic payment processing system. We cannot assure you that any of our patent applications will be granted or that if they are granted, they will be valid. A third party might try to reverse engineer or otherwise obtain and use our technology without our permission, allowing competitors to duplicate our products. In addition, the laws of some countries in which we sell our product may not protect software and intellectual property rights to the same extent as the laws of the U.S.

Our product features may infringe claims of third-party patents, which could affect our business and profitability adversely.

        We are aware of various patents held by third parties in the area of electronic payment systems. The holders of rights under these patents might assert that we are infringing them. We cannot assure you that our product features do not infringe on patents held by others or that they will not in the future. CertCo, Inc. has filed a claim against us, and other third parties may assert similiar or different claims that could result in litigation that may have a material adverse effect on us even if we defend ourselves successfully. In lieu of expensive litigation, we may seek a patent license but we cannot assure you that we could secure a license on reasonable terms.

We have limited experience competing in international markets. Our international expansion plans will expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks, which could harm our business.

        In the year ended December 31, 2001, we generated 14.1% of our revenue from transactions where we collected fees from senders or recipients that resided outside the U.S. We intend to expand use of our product in selected international markets. If we could not continue our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

  •
  greater difficulty in managing foreign operations;

  •
  changes in a specific country's or region's political or economic conditions;

  •
  expenses associated with localizing our products, including offering customers the ability to transact business in multiple currencies;

  •
  differing intellectual property laws;

  •
  laws and business practices that favor local competitors;

  •
  multiple and changing laws, tax regimes and government regulations; and

  •
  foreign currency restrictions and exchange rate fluctuations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks related to fluctuations in interest rates on our fixed and variable rate debt. Currently, we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities or other types of derivative financial instruments.

        We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

        To date, all of our recognized revenue has been denominated in U.S. dollars. For the year ended December 31, 2001, we earned approximately 14.1% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

        We use the U.S. dollar as the functional currency of our system. Senders outside the U.S. fund their PayPal payments from credit card charges, which they must repay to their card issuer in local currency. In addition, for the countries where PayPal customers can withdraw their funds to local bank accounts, we must hold funds in Canadian dollars, British pounds, euros, Australian dollars, New Zealand dollars, Singapore dollars, Japanese yen, Mexican pesos and Hong Kong dollars to fund such withdrawals. Some of the revenues we generate outside the U.S. are subject therefore to unpredictable and indeterminate fluctuations if the values of international currencies change relative to the U.S. dollar.

        We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. Our revenue from interest on funds held for others and interest income on our invested corporate capital is sensitive to changes in the general level of U.S. interest rates and any declines of interest rates over time would reduce our revenues and interest income from our portfolio.

Inflation and Foreign Currency Risk

        Inflation has not had a significant impact on our operations during the periods covered by the accompanying consolidated financial statements. Additionally, foreign exchange risk does not pose a significant threat to us because we set the dollar-to-local currency conversion rate for international withdrawals at a rate that is designed to cover our intra-day risks of holding foreign currencies. If inflation increases, if foreign currency fluctuations make it less attractive for international customers to make payments in U.S. dollars, or if we do not properly manage our exposure to the foreign currencies that we hold, our business, financial condition and results of operations could suffer. The difficulty of managing our foreign currency exposure will increase if we implement our plans to offer customers the ability to send and receive payments in multiple currencies.

Effect of Recent Accounting Changes

  Business Combinations

        In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations ("SFAS No. 141"). This standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria: the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

  Goodwill and Other Intangibles

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS

No. 142 also prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require remeasurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

        The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangibles recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle. The impact on the Company of the adoption of this standard has not yet been determined.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. It supercedes SFAS No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30 Reporting the Effects of Disposal of a Segment of a Business. It establishes a single account model based upon the framework of SFAS No. 121. It removes goodwill and intangible assets from its scope. It describes a probability-weighted cash flow estimation approach to deal with certain situations. It also establishes a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

        The report of our independent accountants and our consolidated financial statements together with the accompanying footnotes and other information required by this item are included as a separate section of this Annual Report on Form 10-K beginning on page F-1, immediately following the signature page and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE COMPANY

Executive Officers and Directors

        A list of our executive officers and directors as of March 1, 2002, follows:

Name	Age	Position
Peter A. Thiel	34	Chief Executive Officer, President and Chairman of the Board of Directors
Max R. Levchin	26	Chief Technology Officer and Director
David O. Sacks	29	Chief Operating Officer
Reid G. Hoffman	34	Executive Vice President
Roelof F. Botha	28	Chief Financial Officer
John C. Dean(1)	54	Director
Timothy M. Hurd(1)	32	Director
John A. Malloy(1)	42	Director
Shailesh J. Mehta(2)	52	Director
Michael J. Moritz(2)	47	Director
Elon R. Musk(2)	30	Director

(1)
Member of the compensation committee.

(2)
Member of the audit committee.

Management

        Peter A. Thiel has served as our Chief Executive Officer and President since September 2000 and as Chairman of our board of directors since May 2000. Mr. Thiel has served on our board of directors since March 2000. Mr. Thiel co-founded Confinity, Inc. in December 1998 and served as the Chief Executive Officer and Chairman through March 2000. Since September 1996, Mr. Thiel has been the managing member of Thiel Capital Management, LLC. Previously, Mr. Thiel traded derivatives for CS Financial Products and practiced securities law with Sullivan & Cromwell. Mr. Thiel received a B.A. in Philosophy from Stanford University in 1989 and a J.D. from Stanford Law School in 1992.

        Max R. Levchin has served as our Chief Technology Officer and as a director since March 2000. Mr. Levchin co-founded Confinity Inc. in December 1998, and served as the Chief Technology Officer and a Director through March 2000. Mr. Levchin founded NetMeridian Software, a developer of early palm-top security applications, in January 1996, and served as CEO from January 1996 to December 1998. Previously, Mr. Levchin co-founded SponsorNet, a web advertising service, where he led the company's engineering efforts. Mr. Levchin received a B.S. in Computer Science from the University of Illinois, Urbana-Champaign in 1997.

        David O. Sacks has served as our Chief Operating Officer since February 2002. Mr. Sacks joined PayPal in November 1999 and served in a variety of positions, most recently as Executive Vice President of Product. Mr. Sacks worked as a management consultant for McKinsey & Company where he focused on the telecommunications and financial services industries from January 1999 to November 1999. Mr. Sacks received a B.A. in Economics from Stanford University in 1994 and a J.D. from the University of Chicago Law School in 1998.

        Reid G. Hoffman has served as our Executive Vice President of Business Development since May 2000. Mr. Hoffman joined PayPal in January 2000 and served in a variety of positions, most recently as Senior Vice President of Business Development and International. Previously, Mr. Hoffman served as a director of Confinity, Inc. from December 1998 to January 2000. Mr. Hoffman co-founded Socialnet.com, an Internet community service company, in August 1997, and served in various capacities from August 1997 to January 2000. Mr. Hoffman worked in product development for Fujitsu from February 1996 to July 1997. Previously, Mr. Hoffman worked in human interface design at Apple Computer. Mr. Hoffman received a B.S. in Symbolic Systems from Stanford University in 1990 and an M.S. in Philosophy from Oxford University in 1993.

        Roelof F. Botha has served as our Chief Financial Officer since August 2001. Mr. Botha joined the company in March 2000 and served in a variety of positions, most recently as Vice President of Financial & Risk Management. Mr. Botha worked as a management consultant for McKinsey & Company from August 1996 to July 1998. Mr. Botha, a certified actuary, became a Fellow of the Faculty of Actuaries in 1996, and received a B.S. in Actuarial Science, Economics, and Statistics from the University of Cape Town in 1994 and an M.B.A. from Stanford Business School in 2000.

Board of Directors

        John C. Dean has served as a director since December 2001. Mr. Dean currently serves as chairman of the boards of directors of Silicon Valley Bancshares and Silicon Valley Bank. Mr. Dean served as chief executive officer of Silicon Valley Bank from 1993 until April 2001. Prior to joining Silicon Valley Bank, Mr. Dean was chief executive officer of Pacific First Bank, First Interstate Bank of Washington, First Interstate Bank of Oklahoma, and First Interstate System Inc. Mr. Dean is an advisor to or director of several U.S. and foreign venture capital firms and technology companies. Mr. Dean received a B.A. in Economics from the College of The Holy Cross in 1969 and an M.B.A. from The Wharton School of the University of Pennsylvania in 1974.

        Timothy M. Hurd has served as a director since March 2000. Mr. Hurd has worked as a managing director at Madison Dearborn Partners since January 2000. Since joining Madison Dearborn in September 1996, Mr. Hurd has concentrated on investments in the financial services sector. Previously, Mr. Hurd worked as an investment banker at Goldman, Sachs & Co. Mr. Hurd received a B.A. from the University of Michigan in 1992 and an M.B.A. from Harvard Business School in 1996.

        John A. Malloy has served as a director since March 2000. Mr. Malloy served as a director of Confinity, Inc. from June 1999 to March 2000. Mr. Malloy has worked as a partner at Nokia Ventures Fund since its formation in December 1998 and in business development for Nokia Americas from June 1996 to December 1998. Previously, Mr. Malloy co-founded GO Communications, a PCS start-up company. Earlier, Mr. Malloy held a variety of legal and marketing positions with MCI. Mr. Malloy received a B.A. from Boston College in 1981 and a J.D. from George Mason University School of Law in 1984.

        Shailesh J. Mehta has served as a director since February 2001. Mr. Mehta served as the CEO of Providian Financial Corporation from 1989 until November 2001 and served as the chairman of the board of directors of Providian Financial Corporation from May 1988 to October 2001. Mr. Mehta joined Providian in 1986. Previously, Mr. Mehta was an executive vice president of Ameritrust Corporation, now known as KeyCorp. Mr. Mehta received a B.S. in Mechanical Engineering from the Indian Institute of Technology in 1971, and an M.S. and Ph.D. in Operations Research and Computer Science from Case Western Reserve in 1973 and 1975, respectively.

        Michael J. Moritz has served as a director since August 1999. Mr. Moritz has worked as a partner at Sequoia Capital since 1986 and also serves on the boards of directors of Flextronics, Saba Software and Yahoo!. Mr. Moritz received an M.A. from Oxford in 1976.

        Elon R. Musk has served as a director since March 1999. Mr. Musk founded X.com Corporation in March 1999, which merged with Confinity, Inc. in March 2000. Mr. Musk served as the CEO of X.com from March 1999 to December 1999 and as the CEO of PayPal from May 2000 to September 2000. Mr. Musk co-founded Zip2 Corp. in 1995 where he worked in a number of roles including Chairman, CEO and CTO from 1995 to February 1999. Mr. Musk received a B.S. in Physics from the University of Pennsylvania and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1995.

        Several of our non-employee directors were initially appointed to the board of directors in connection with investments in PayPal by the entities they serve. Michael J. Moritz's appointment to the board of directors in August 1999 was a condition to the obligation of entities affiliated with Sequoia Capital to complete their investment in our Series A Preferred Stock; John A. Malloy's appointment to our board of directors in March 2000 was a condition to the obligation of Confinity, Inc. to complete their merger with us; Timothy M. Hurd's appointment to the board of directors in March 2000 was a condition to the obligation of various investors, including Madison Dearborn Partners, to complete their investment in our Series C Preferred Stock; and we agreed to appoint Shailesh J. Mehta to our board of directors in February 2001 as an inducement for Providian Bancorp Services to complete their investment in our Series D Preferred Stock and enter into the credit card alliance agreement with us. We have completed our obligations under these agreements by appointing these individuals to our board of directors. As a result, when each of Messrs. Moritz's, Malloy's, Hurd's and Mehta's term of office expires, or in the event of their resignation or removal, we are not obligated to nominate or re-elect these individuals or any other representatives of their affiliated investors to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any persons who are the beneficial owners of more than ten percent of our common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership. Such directors, officers and greater than ten percent beneficial stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Since we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we believe that all executive officers and directors of the Company have complied with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        The following table sets forth all compensation paid by us during the fiscal years ended December 31, 2000 and 2001 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001. We refer to these executives as the named executive officers elsewhere in this report.

  Summary Compensation Table

Long-Term Compensation
Annual Compensation
Name and Principal Position						Restricted Stock Awards(4)(5)		Securities Underlying Options	All Other Compensation
	Year	Salary		Bonus
Peter A. Thiel, Chief Executive Officer and President(1)	2000 2001	$ $	147,084 208,333		— —	$	— 0	— —	— —
Max R. Levchin, Chief Technology Officer	2000 2001	$ $	153,125 178,167		— —		— —	— 450,000	— —
David O. Sacks Chief Operating Officer(2)	2001		$160,000		$10,000		—	—	—
Reid G. Hoffman, Executive Vice President(3)	2000 2001	$ $	147,694 159,000	$	— 10,000		— —	353,614 300,000	— —
Roelof F. Botha Chief Financial Officer	2001		$162,612		—		—	25,000	—

(1)
Mr. Thiel has served as our Chief Executive Officer and President since September 2000.

(2)
Mr. Sacks has served as our Chief Operating Officer since February 2002. Prior to that, he served as our Executive Vice President of Product.

(3)
Mr. Hoffman has served as our Executive Vice President since February 2002. Prior to that, he served as our Executive Vice President, Business Development. Mr. Hoffman's options granted in 2001 were cancelled in connection with his participation in the liquidity program described in "Certain Relationships and Related Party Transactions—Other Transactions."

(4)
We issued 1,125,000 shares of restricted stock to Mr. Thiel in 2001. Mr. Thiel's shares will be released from our repurchase option in equal amounts over the 48 month period beginning January 1, 2001. We have the right to repurchase Mr. Thiel's unvested shares in the event of termination of Mr. Thiel's employment.

(5)
The total number of restricted shares, including shares held as a result of early exercise of options, held by each named executive officer and subject to our repurchase option as of the end of the 2001 fiscal year, and the aggregate value of those shares at such time less any consideration paid for them, was as follows: Mr. Thiel, 1,221,076 shares valued at $6,324,609; Mr. Levchin, 822,138 shares valued at $4,392,084; Mr. Sacks, 222,619 shares valued at $1,149,962; Mr. Hoffman, 14,733 shares valued at $84,025; and Mr. Botha, 36,984 shares valued at $177,524.

  Option Grants in Last Fiscal Year

        The following table sets forth information regarding stock options we granted during the fiscal year ended December 31, 2001 to the named executive officers. We granted options to purchase common stock equal to a total of 3,066,926 shares during 2001. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term.

These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted to Employees During the Fiscal Year Ended December 31, 2001
	Number of Securities Underlying Options Granted
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Peter A. Thiel	—	—	—	—	—	—
Max R. Levchin	450,000	14.67%	$1.20	10/16/2011	$339,603	$860,621
David O. Sacks	—	—	—	—	—
Reid G. Hoffman(1)	300,000	9.78%	$1.20	2/13/2011	$226,402	$573,747
Roelof F. Botha	25,000	0.82%	$1.20	2/13/2011	$18,867	$47,812

(1)
Mr. Hoffman's options granted in 2001 were cancelled in connection with his participation in the liquidity program described in "Certain Relationships and Related Party Transactions—Other Transactions."

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information on options exercised by the named executive officers during the fiscal year ended December 31, 2001 and on unexercised options to purchase our common stock granted to the named executive officers and held by them as of December 31, 2001.

			Number of Securities Underlying Unexercised Options at December 31, 2001
					Value of Unexercised In-The-Money Options at December 31, 2001(2)
Name	Shares Acquired on Exercise	Value Realized(1)
			Vested	Unvested	Vested	Unvested
Peter A. Thiel	—	—	—	—	—	—
Max R. Levchin	450,000	$0	—	—	—	—
David O. Sacks	225,000	$0	—	—	—	—
Reid G. Hoffman	—	—	—	—	—	—
Roelof F. Botha	84,893	$0	—	40,107	—	$192,514

(1)
Value realized is the difference between exercise price and market price at the time of exercise.

(2)
There was no public trading market for our common stock as of December 31, 2001. Accordingly, these values have been calculated based on our board of directors' determination of the fair market value of the underlying shares as of December 31, 2001 of $6.00 per share, less the applicable exercise price per share, multiplied by the underlying shares.

Director Compensation

        Our directors do not receive any cash compensation for their services as directors or members of committees of the board of directors, but we reimburse them for their reasonable expenses incurred in attending meetings of the board of directors. Our directors may participate in our stock option plans and employee-directors may participate in our employee stock purchase plan. In December 2001, we granted options to purchase 50,000 shares at $6.00 per share to both Messrs. Mehta and Dean. In January 2002, we granted options to purchase 50,000 shares at $12.00 per share to each of Messrs. Hurd, Malloy, Moritz and Musk. These option grants vest monthly over three years.

Employment Contracts and Change of Control Arrangements

        We routinely deliver written offer letters containing provisions on salary, bonuses, benefits and stock option grants to prospective members of management and other employees.

        We currently have non-competition agreements with Peter A. Thiel and Max R. Levchin. These agreements expire on March 30, 2002.

  Restricted Stock Agreements

        For a description of the change of control provisions contained in certain restricted stock agreements with our executive officers, see "Certain Relationships and Related Transactions," under Item 13 of Part III of this report.

  Class A Stock

        For a description of the change of control provisions applicable to the Class A Stock beneficially owned by Peter A. Thiel, see "Certain Relationships and Related Transactions," under Item 13 of Part III of this report.

Compensation Committee Interlocks and Insider Participation

        None of the members of our compensation committee at any time has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. We established our compensation committee in February 2001. Our full board of directors made all compensation decisions prior to the creation of our compensation committee.

Report of the Compensation Committee Regarding Compensation

        The following is the report of the compensation committee with respect to the compensation paid to PayPal's executive officers during the fiscal year ended December 31, 2001. Actual compensation earned during the fiscal year ended December 31, 2001 by the named executive officers is shown in the Summary Compensation Table above in Part III, Item 11 under "Executive Compensation."

Introduction

        During the fiscal year ended December 31, 2001, the compensation committee established the general compensation policies of the Company, and established the compensation plans and specific compensation levels for executive officers subject to approval of the full Board. The compensation committee strove to ensure that the Company's executive compensation programs would enable the Company to attract and retain key people and motivate them to achieve or exceed certain key objectives of the Company.

  Compensation Programs

        Base Salary. The compensation committee established base salaries for executive officers. Base pay increases vary according to individual contributions to the Company's success and comparisons to similar positions within the Company and at other comparable companies.

        Bonuses. The Company has not established a formal bonus program for its executive officers.

        Stock Options. The compensation committee believes that stock options provide substantial incentive to officers to work towards maximizing stockholder value. The compensation committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants. The Company generally grants options that become exercisable over a four year period as a means of encouraging executives and other employees to remain with the Company and to promote its success. Options granted by the Company to its executive officers and other employees generally have exercise prices equal to the fair market value at the time of grant. This approach is designed to focus executives on the enhancement of stockholder value over the long term and encourage equity ownership in the Company. Options vest and become exercisable at such time as determined by the Board. The initial option grant is designed to be competitive with those of comparable companies for the level of the job that the executive holds and to motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within the comparable range for the job are granted to reflect the executives' ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's financial goals.

        Other. In addition to the foregoing, executive officers participate in compensation plans available to all employees, such as participation in both the Company's 401(k) retirement plan and, as of February 2002, in the employee stock purchase plan. The Company does not make matching contributions to either the 401(k) or employee stock purchase plans.

  Compensation Limitations

        The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Under Section 162(m) and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company plans to take actions, as necessary, to ensure that its stock option and other compensatory plans qualify for exclusion.

  Compensation for the Chief Executive Officer

        Peter A. Thiel is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. The Board's criteria for determining Mr. Thiel's compensation were driven by several factors: the competitive marketplace, the Company's position in the rapidly evolving sector in which it operates, his relative ownership interest in the Company and, most importantly, his performance.

        The Board believes that Mr. Thiel's performance throughout the fiscal year ended December 31, 2001 was outstanding. He continues to demonstrate highly effective leadership.

        The terms of Mr. Thiel's restricted stock purchase agreement, including the associated loan and provisions for accelerated of vesting, are described in the section entitled, "Certain Relationships and Related Transactions." In addition, the terms of Mr. Thiel's option agreements are discussed in the section entitled, "Option Grants in Last Fiscal Year."

        Respectfully Submitted by:

        Timothy M. Hurd
        John A. Malloy
        Michael J. Moritz

        The information contained above under the caption "Report of the Compensation Committee Regarding Compensation" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 1, 2002 by:

  •
  each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

  •
  each of our named executive officers;

  •
  each of our directors; and

  •
  all of the executive officers and directors as a group.

        The information set forth in the table gives effect to the conversion of all of our preferred stock.

        The table is based on information supplied by our directors, officers and principal stockholders and on periodic statements under Section 16(a) of the Securities Exchange Act of 1934 that have been filed with the Securities and Exchange Commission. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 60,643,281 shares of common stock outstanding as of March 1, 2002. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2002, are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o PayPal, Inc., 1840 Embarcadero Road, Palo Alto, California 94303.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding As of March 1, 2002
Peter A. Thiel(1)	2,881,115	4.7%
Max R. Levchin(2)	1,842,333	3.0%
David O. Sacks(3)	376,549	*
Reid G. Hoffman(4)	326,153	*
Roelof F. Botha(5)	75,518	*
Entities Affiliated with Sequoia Capital(6) 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 94025	5,340,908	8.8%
Nokia Ventures, L.P. 545 Middlefield Road, Suite 210 Menlo Park, CA 94025	4,807,491	7.9%
Entities Affiliated with Clearstone Venture Partners(7) 2500 Sand Hill Road, Suite 205 Menlo Park, CA 94025	3,417,606	5.6%
Entities Affiliated with Madison Dearborn Partners(8) Three First National Plaza, Suite 3800 Chicago, IL 60602	2,727,271	4.5%
Elon R. Musk(9)	7,109,989	11.7%
Michael J. Moritz(10)	5,349,241	8.8%
John A. Malloy(11)	4,811,657	7.9%
Timothy M. Hurd(12)	2,731,437	4.5%
Shailesh J. Mehta(13)	838,888	1.4%
John C. Dean(14)	5,555	*
All directors and executive officers as a group (11 persons)	29,766,041	48.9%

*
Less than 1%.

(1)
Includes 1,241,829 shares of restricted stock subject to repurchase as of May 1, 2002. Also includes 363,783 shares of common stock held of record by Thiel Capital International, LLC. Mr. Thiel is the managing member of Thiel Capital Management, LLC, which is the managing member of Thiel Capital International, LLC. Mr. Thiel disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the fund. Mr. Thiel expects to transfer 1,468,125 of his shares to PT PPI LLC. Mr. Thiel would remain the beneficial owner of the shares transferred to this entity. On January 18, 2002, we granted Mr. Thiel an option to purchase 625,000 shares of our common stock, none of which will be vested as of May 1, 2002, and therefore are not included in this table.

(2)
Includes 557,133 shares of restricted stock subject to repurchase as of May 1, 2002, in addition to a stock option grant for 450,000 shares vesting over 4 years. On January 18, 2002, we granted Mr. Levchin an option to purchase 625,000 shares of our common stock, none of which will be vested as of May 1, 2002, and therefore are not included in this table.

(3)
Includes 91,238 shares of restricted stock subject to repurchase as of May 1, 2002. On January 18, 2002, we granted Mr. Sacks an option to purchase 325,118 shares of our common stock, none of which will be vested as of May 1, 2002, and therefore are not included in this table. In January 2002, Mr. Sacks transferred his shares to DS PPI LLC. Mr. Sacks remains the beneficial owner of the shares transferred to this entity.

(4)
On January 4, 2002 and January 18, 2002, we granted Mr. Hoffman options to purchase an aggregate of 150,000 shares of our common stock of which 37,500 shares will be vested as of May 1, 2002.

(5)
Includes 23,436 shares of restricted stock subject to repurchase as of May 1, 2002. On January 18, 2002, we granted Mr. Botha an option to purchase 179,159 shares of our common stock, none of which will be vested as of May 1, 2002, and therefore are not included in this table.

(6)
Represents 3,990,193 shares of common stock held of record by Sequoia Capital IX, 736,511 shares of common stock held of record by Sequoia Capital IX Principals Fund and 614,204 shares of common stock held of record by Sequoia Capital Entrepreneurs Fund.

(7)
Represents 3,002,368 shares of common stock held by Clearstone Venture Partners II-A, L.P., formerly idealab! Capital Partners II-A, LP, 102,527 shares of common stock held by Clearstone Venture Partners II-B, L.P., formerly idealab! Capital Partners II-B, L.P., and 312,711 shares of common stock held by Clearstone Venture Partners II-C, L.P., formerly idealab! Capital Principals Fund, L.P.

(8)
Represents 2,654,690 shares of common stock held by Madison Dearborn Capital Partners III, L.P., 58,945 shares of common stock held by Madison Dearborn Special Equity III, L.P. and 13,636 shares of common stock held by Special Advisors Fund I, LLC.

(9)
On January 18, 2002, we granted Mr. Musk an option to purchase 50,000 shares of our common stock of which 8,333 shares will be vested as of May 1, 2002.

(10)
Consists of the shares listed in footnote 6 above. Mr. Moritz is a managing member of SC IX Management, LLC, the general partner of Sequoia Capital IX, Sequoia Capital IX Principals Fund, and the Sequoia Capital Entrepreneurs Fund. Mr. Moritz disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the named funds. On January 18, 2002, we granted Mr. Moritz an option to purchase 50,000 shares of our common stock of which 8,333 shares will be vested as of May 1, 2002.

(11)
Represents 4,807,491 shares of common stock held of record by Nokia Ventures, L.P. Mr. Malloy is a partner of NVI, LLC, which is the general partner of Nokia Ventures, L.P., a Delaware limited partnership. Mr. Malloy disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the named fund. On January 18, 2002, we granted Mr. Malloy an option to purchase 50,000 shares of our common stock of which 4,166 shares will be vested as of May 1, 2002.

(12)
Consists of the shares listed in footnote 8 above. Mr. Hurd is a managing director at Madison Dearborn Partners, LLC. Madison Dearborn LLC is the general partner of Madison Dearborn Partners L.P., the sole general partner of Madison Dearborn Capital Partners III, L.P. and of Madison Dearborn Special Equity III, L.P., and is the managing member of Special Advisors Fund I, LLC. Mr. Hurd disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the named funds. On January 18, 2002, we granted Mr. Hurd an option to purchase 50,000 shares of our common stock of which 4,166 shares will be vested as of May 1, 2002.

(13)
Includes 833,333 shares of common stock held of record by Providian Bancorp Services. Mr. Mehta is the former chief executive officer of Providian Bancorp Services, which owns all of the stock and exercises voting control of these shares. Mr. Mehta disclaims beneficial ownership of these shares. On December 14, 2001, we granted Mr. Mehta an option to purchase 50,000 shares of our common stock of which 5,555 will be vested as of May 1, 2002.

(14)
On December 14, 2001, we granted Mr. Dean an option to purchase 50,000 shares of our common stock of which 5,555 will be vested as of May 1, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since our inception, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of their respective immediate families had or will have a direct or indirect material interest other than agreements which are described under the caption "Management" and the transactions described below.

Providian

        In February 2001, we entered into a strategic alliance with Providian Financial, the fifth largest bankcard issuer in the U.S. We amended our alliance agreement with Providian in March 2002. Under the terms of the alliance, we offer Providian-issued, PayPal-branded Visa cards to our account holders. In February 2001, Providian purchased 3,333,333 shares of our Series D Preferred stock at a per share price of $3.00 for an aggregate purchase price of $10,000,000. These shares converted into 833,333 shares of our common stock upon the consummation of our initial public offering in February 2002. Shailesh J. Mehta, the former chief executive officer of Providian, is a member of our board of directors.

Common Stock

        In October 2001, we granted an option under our 2001 Equity Incentive Plan to purchase 450,000 shares of our common stock at a price of $1.20 per share to Mr. Levchin. We extended a full recourse loan to Mr. Levchin in the amount of $780,000 at an interest rate of 8.0% per annum, conditioned on Mr. Levchin's use of $540,000 of the proceeds of the loan to exercise his option to purchase 450,000 shares. These shares were pledged as collateral for the repayment of the loan. The loan has a term of four years, with interest compounding annually, and is not pre-payable.

Preferred Stock

        From August 2000 through February 2001, we issued and sold an aggregate of 28,747,828 shares of our Series D Preferred Stock to investors at a per share price of $3.00 for an aggregate consideration of $86.2 million. The following table summarizes the shares of preferred stock purchased by our executive officers, directors and 5% stockholders and persons associated with them.

Investor	Series D
Elon R. Musk(1)	333,333
Providian Bancorp Services(2)	3,333,333

(1)
Mr. Musk served as our Chief Executive Officer and President from March 1999 to December 1999 and from May 2000 to September 2000. Mr. Musk is currently a member of our board of directors. Includes 300,000 shares purchased by members of Mr. Musk's family. Mr. Musk beneficially owns 11.72% of our outstanding stock. Mr. Musk sold some of these shares and the remaining shares converted into 5,314,393 shares of our common stock upon the consummation of our initial public offering. See "—Other Transactions."

(2)
Mr. Mehta, a director of PayPal, is the former chief executive officer of Providian Financial Corporation, the parent company of Providian Bancorp Services. These shares converted into 833,333 shares of our common stock upon the consummation of our initial public offering.

        In August and September 2001, we issued an aggregate of 4,500,000 shares of non-voting Class A Stock at a per share price of $0.30 for an aggregate purchase price of $1,350,000. Peter A. Thiel, our Chief Executive Officer, received a beneficial interest in these 4,500,000 shares. These shares of Class A Stock automatically converted into 1,125,000 shares of our common stock upon consummation of our initial public offering. These shares are subject to a repurchase option held by us and other restrictions. As to 421,875 of those shares, 351,566 shares have been released from the repurchase option as of March 1, 2002. We have a right to repurchase up to all 70,309 remaining shares of those 421,875 shares at any time, for an amount equal to the price paid for the shares. This repurchase right lapses at a rate of 23,438 shares per month, expiring completely in June 2002. In the event of a change of control, any of such 70,309 shares which are then still subject to repurchase restrictions will be released from the repurchase restrictions. With respect to the other 703,125 shares, commencing in June 2002 the repurchase right will lapse at a rate of 23,438 shares per month, expiring completely in January 2005. In the event Mr. Thiel's employment relationship with us is involuntarily terminated or terminated without cause within one year following a change of control, then all of the 703,125 shares which are then still subject to repurchase restrictions will be released from the repurchase restrictions.

        In connection with his purchase of the shares of Class A Stock, we made a full recourse loan to Mr. Thiel in the amount of $1,350,000 at an interest rate of 8.0% per annum. Mr. Thiel used $843,750 of this loan to purchase 2,812,500 shares of Class A Stock, and these shares were pledged by Mr. Thiel as collateral for the repayment of the loan. The 703,125 shares of common stock into which these shares converted upon the consummation of our initial public offering are currently collateral for the repayment of the loan. The purchase price for the remaining shares was paid with cash. The loan matures on September 10, 2005 and becomes payable immediately upon the termination of Mr. Thiel's employment for any reason, including death or disability.

Other Transactions

        In May 2001, we entered into a separation agreement with Elon R. Musk, our former President and Chief Executive Officer. Pursuant to the separation agreement, we provided for the accelerated lapsing of our repurchase right on 250,000 shares of our common stock owned by Mr. Musk. We then repurchased from Mr. Musk 450,000 shares of common stock at a per share price of $0.0132 and 50,000 shares of common stock at a per share price of $0.132, which is the price he paid for those shares, for a total purchase price of $12,666. We also repurchased 90,909 shares of our Series C Preferred Stock from Mr. Musk at a per share price of $2.75 for a total purchase price of $250,000, which is the price he paid for those shares, and 166,667 shares of our Series D Preferred Stock from Mr. Musk at a per share price of $3.00 for a total purchase price of $500,000, which is the price he paid for those shares. The separation agreement with Mr. Musk provides that, in the event we breach certain agreements with Mr. Musk relating to the identification of the Company's founders, Mr. Musk will have the right to require us to purchase from him an additional 90,909 shares of Series C Preferred Stock for a purchase price of $2.75 per share and 166,667 shares of Series D Preferred Stock for a purchase price of $3.00 per share, for a total purchase price of $750,000.

        In July 2000, in connection with the termination of employment of Bill H. Harris, our former Chief Executive Officer and President and a former member of our board of directors, we assigned our right to repurchase 3,149,055 shares of the Series B Preferred Stock owned by Mr. Harris to Elon R. Musk. Under Mr. Harris' purchase agreement, in order for this assignment to be effective, Mr. Musk had to pay us any excess between the fair market value of the Series B Preferred Stock per share and the $0.48 per share purchase price. The board of directors determined that the fair market value of the Series B Preferred Stock was $0.60 per share. Mr. Musk paid us this excess amount by issuing to us a promissory note in the principal amount of approximately $389,000. This note bears interest at a rate of 6.6% and matures on July 11, 2004.

        In August 2001, in connection with the termination of employment of H. David Johnson, our former Chief Financial Officer, we paid to him a one time severance payment of $75,000. Mr. Johnson executed a separation agreement that provided for the accelerated lapsing of our repurchase right on 42,187 shares of the common stock owned by Mr. Johnson. We then repurchased 147,656 shares of common stock from Mr. Johnson at a per share price of $0.13 for a total purchase price of $19,687, which is the price he paid for those shares.

        In July 2001, we made loans to or for the benefit of certain employees. Each loan was non-recourse, at an interest rate of 5.02% per annum, secured in part by a pledge of shares of its common stock owned by each participant and had a four-year term. In connection with each loan, each participant granted to us the right to purchase a portion of the shares of its common stock owned by such participant at a price of $3 per share. We exercised our right to purchase these shares in September 2001 and purchased 389,881 common shares and 150,000 preferred shares for an aggregate consideration of $5,242,530. The participants used the proceeds to repay promissory notes issued in July 2001, and all of these notes have been repaid. The following executive officers participated in the liquidity program, received loans in the following amounts and had shares purchased by us on the terms described above: David O. Sacks ($450,000), Reid G. Hoffman ($500,000), and Roelof F. Botha ($112,500). In addition, H. David Johnson, our former Chief Financial Officer, participated in the program with a $240,000 loan and subsequent repurchase.

        From time to time, we have granted stock options to our executive officers and directors. The "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" tables reflect options granted as of March 1, 2002.

        We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law, subject to limited exceptions.

        We have purchased a policy of directors' and officers' liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements

         The Consolidated Financial Statements required by this Item are submitted in a separate section beginning on page F-1 of this report.

Page
Report of PricewaterhouseCoopers LLP, Independent Accountants	F-1
Consolidated Balance Sheets at December 31, 2000 and 2001	F-2
Consolidated Statements of Operations for the period from March 8, 1999 (inception) to December 31, 1999 and for the years ended December 31, 2000 and 2001.	F-3
Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Deficit for the period from March 8, 1999 (inception) to December 31, 1999 and for the years ended December 31, 2000 and 2001.	F-4
Consolidated Statements of Cash Flows for the period from March 8, 1999 (inception) to December 31, 1999 and for the years ended December 31, 2000 and 2001.	F-6
Notes to the Consolidated Financial Statements	F-8
  2.
  Financial Statement Schedules

                Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  3.
  Exhibits

          The exhibits listed under Item 14(c) hereof are filed as part of this report.

(b)    Reports on Form 8-K.

  No reports on Form 8-K were filed by the registrant during the last quarter of the year ended December 31, 2001.

(c)    Exhibits

  The following exhibits are filed with this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of March 1, 2000 by and between the registrant, Confinity, Inc. and Confinity Acquisition Corp.(1)
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Bylaws of the registrant(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Amended and Restated Investors' Rights Agreement of X.com Corporation, dated as of August 7, 2000(1)
4.3	Warrant issued by the registrant to Comerica Bank-California(1)
10.1*	Form of Indemnification Agreement between the registrant and each officer and director(1)
10.2*	2001 Equity Incentive Plan(1)
10.3*	2001 Employee Stock Purchase Plan, as amended
10.4*	X.com Corporation 1999 Stock Plan(1)
10.5*	Confinity, Inc. 1999 Stock Plan(1)
10.6*	Form of Loan, Pledge and Option Agreement, as amended, between the registrant and certain executive officers(1)

10.7*	Form of Promissory Note issued in connection with the Loan, Pledge and Option Agreement, as amended, between the registrant and certain executive officers(1)
10.8*	Employment offer letter from the registrant to Todd R. Pearson(1)
10.9*	Restricted Stock Purchase Agreements for Class A Stock(1)
10.10*	Loan and Pledge Agreement, dated as of September 10, 2001, between the registrant and Peter A. Thiel(1)
10.11*	Full Recourse Promissory Note issued by Peter A. Thiel in favor of the registrant(1)
10.12	Lease Agreement, dated as of March 10, 2000, between the registrant and Harbor Investment Partners for office space in Palo Alto, California(1)
10.13	Lease Agreement, dated April 25, 2000, between the registrant and Metro-Omaha Associates, including the Lease Amendment Agreement, dated as of June 25, 2000, for office space in Omaha, Nebraska(1)
10.14	Sublease, dated as of April 25, 2000, between the registrant and ConAgra, Inc, including the Sublease Amendment Agreement dated July 18, 2000, for office space in Omaha, Nebraska(1)
10.15*	Separation Agreement and Mutual Release, dated as of May 4, 2001, between the registrant and Elon R. Musk(1)
10.16	Settlement Agreement and Mutual Release of Claims, dated as of August 27, 2001, between the registrant and H. David Johnson(1)
10.17†	Credit Card Alliance Agreement, dated as of February 1, 2001, between the registrant and Providian Bancorp Services(1)
10.18†	Service Agreement, dated as of September 25, 2000, between the registrant and First Data Resources(1)
10.19††	Credit Card Alliance Agreement, effective March 1, 2002, between the registrant and Providian Bancorp Services
10.20†	Interactive Support Services Agreement, dated as of December 29, 2000, between the registrant and Daksh.Com eServices Private Limited(1)
10.21†	Application and Agreement for Cash Management Services, between the registrant and Wells Fargo Bank, National Association(1)
10.22	Lease Agreement, dated as of August 15, 2001, between the registrant and Bryant Street Associates, LLC, for office space in Mountain View, California(1)
10.23†	Merchant Agreement, dated November 14, 2001, between the registrant, Electronic Payment Exchange, Inc., and The Bancorp.com Bank(1)
10.24†	Merchant Agreement, dated November 14, 2001, between the registrant, Electronic Payment Exchange, Inc., Certegy Card Services, Inc., and First Union National Bank(1)
21.1	List of Subsidiaries of the registrant(1)
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 82)

*
Management contract or compensatory plan or arrangement.
†
Confidential treatment granted for portions of such exhibit.
††
Confidential treatment requested.
(1)
Incorporated by reference to Exhibits filed with Registration Statement No. 333-70438, as amended, which became effective on February 14, 2002.

(d)    Financial Statement Schedules.

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Palo Alto, California, on the 13th day of March, 2002.

PAYPAL, INC.
By:	/s/ PETER A. THIEL Peter A. Thiel Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roelof F. Botha and John D. Muller, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments, to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ PETER A. THIEL Peter A. Thiel	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 13, 2002
/s/ ROELOF F. BOTHA Roelof F. Botha	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2002
/s/ MAX R. LEVCHIN Max R. Levchin	Director	March 13, 2002
/s/ JOHN C. DEAN John C. Dean	Director	March 13, 2002

/s/ TIMOTHY M. HURD Timothy M. Hurd	Director	March 13, 2002
/s/ JOHN A. MALLOY John A. Malloy	Director	March 13, 2002
/s/ SHAILESH J. MEHTA Shailesh J. Mehta	Director	March 13, 2002
/s/ MICHAEL J. MORITZ Michael J. Moritz	Director	March 13, 2002
/s/ ELON R. MUSK Elon R. Musk	Director	March 13, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated as of March 1, 2000 by and between the registrant, Confinity, Inc. and Confinity Acquisition Corp.(1)
3.1	Amended and Restated Certificate of Incorporation of the registrant(1)
3.2	Bylaws of the registrant(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Amended and Restated Investors' Rights Agreement of X.com Corporation, dated as of August 7, 2000(1)
4.3	Warrant issued by the registrant to Comerica Bank-California(1)
10.1*	Form of Indemnification Agreement between the registrant and each officer and director(1)
10.2*	2001 Equity Incentive Plan(1)
10.3*	2001 Employee Stock Purchase Plan, as amended
10.4*	X.com Corporation 1999 Stock Plan(1)
10.5*	Confinity, Inc. 1999 Stock Plan(1)
10.6*	Form of Loan, Pledge and Option Agreement, as amended, between the registrant and certain executive officers(1)
10.7*	Form of Promissory Note issued in connection with the Loan, Pledge and Option Agreement, as amended, between the registrant and certain executive officers(1)
10.8*	Employment offer letter from the registrant to Todd R. Pearson(1)
10.9*	Restricted Stock Purchase Agreements for Class A Stock(1)
10.10*	Loan and Pledge Agreement, dated as of September 10, 2001, between the registrant and Peter A. Thiel(1)
10.11*	Full Recourse Promissory Note issued by Peter A. Thiel in favor of the registrant(1)
10.12	Lease Agreement, dated as of March 10, 2000, between the registrant and Harbor Investment Partners for office space in Palo Alto, California(1)
10.13	Lease Agreement, dated April 25, 2000, between the registrant and Metro-Omaha Associates, including the Lease Amendment Agreement, dated as of June 25, 2000, for office space in Omaha, Nebraska(1)
10.14	Sublease, dated as of April 25, 2000, between the registrant and ConAgra, Inc, including the Sublease Amendment Agreement dated July 18, 2000, for office space in Omaha, Nebraska(1)
10.15*	Separation Agreement and Mutual Release, dated as of May 4, 2001, between the registrant and Elon R. Musk(1)
10.16	Settlement Agreement and Mutual Release of Claims, dated as of August 27, 2001, between the registrant and H. David Johnson(1)
10.17†	Credit Card Alliance Agreement, dated as of February 1, 2001, between the registrant and Providian Bancorp Services(1)
10.18†	Service Agreement, dated as of September 25, 2000, between the registrant and First Data Resources(1)
10.19††	Credit Card Alliance Agreement, effective March 1, 2002, between the registrant and Providian Bancorp Services
10.20†	Interactive Support Services Agreement, dated as of December 29, 2000, between the registrant and Daksh.Com eServices Private Limited(1)
10.21†	Application and Agreement for Cash Management Services, between the registrant and Wells Fargo Bank, National Association(1)
10.22	Lease Agreement, dated as of August 15, 2001, between the registrant and Bryant Street Associates, LLC, for office space in Mountain View, California(1)

10.23†	Merchant Agreement, dated November 14, 2001, between the registrant, Electronic Payment Exchange, Inc., and The Bancorp.com Bank(1)
10.24†	Merchant Agreement, dated November 14, 2001, between the registrant, Electronic Payment Exchange, Inc., Certegy Card Services, Inc., and First Union National Bank(1)
21.1	List of Subsidiaries of the registrant(1)
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 82)

*
Management contract or compensatory plan or arrangement.

†
Confidential treatment granted for portions of such exhibit.

††
Confidential treatment requested.

(1)
Incorporated by reference to Exhibits filed with Registration Statement No. 333-70438, as amended, which became effective on February 14, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
PayPal, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of PayPal, Inc. (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from March 8, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 12, 2002

PAYPAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2000	2001
ASSETS
Cash and cash equivalents—corporate	$47,065	$5,760
Cash and cash equivalents—customer accounts	61,215	139,203
Short-term investment securities—corporate	5,031	9,898
Short-term investments—customer accounts	6,831	—
Restricted cash—short-term	3,976	17,903
Funds receivable	11,271	32,074
Other receivables	2,483	920
Prepaid expenses and other current assets	910	5,419

Total current assets	138,782	211,177
Long-term investment securities	—	26,659
Long-term investments—customer accounts	—	5,032
Restricted cash—long term	—	2,305
Fixed assets, net	10,398	15,857
Goodwill and other intangibles, net	82,087	16,415
Other assets	530	1,132

Total assets	$231,797	$278,577

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Due to customers	$82,786	$174,763
Funds payable	6,721	4,459
Reserve for transaction losses	4,900	7,233
Accounts payable and accrued liabilities	8,799	6,975
Other liabilities	173	2,222

Total current liabilities	103,379	195,652
Long-term capital leases	230	3,013

Total liabilities	103,609	198,665

Mandatorily redeemable convertible preferred stock, par value $0.001:
193,284 and 197,869 shares authorized at December 31, 2000 and 2001, respectively; 156,700, 173,421 shares issued and outstanding at December 31, 2000 and 2001, respectively	241,641	279,224
Commitments and contingencies (Notes 17 and 21)
Stockholders' deficit:
Common stock, par value $0.001:
75,000 shares authorized; 9,328 and 11,077 shares issued and outstanding at December 31, 2000 and 2001, respectively	9	11
Additional paid in capital	69,825	113,033
Non-cash deferred stock-based compensation	(8,597)	(26,676)
Stockholder notes	(565)	(2,403)
Accumulated deficit	(174,125)	(283,277)

Total stockholders' deficit	(113,453)	(199,312)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' deficit	$231,797	$278,577

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 8, 1999 (inception) to December 31, 1999	Year Ended December 31,
		2000	2001
Transaction and other fees	$—	$8,476	$101,068
Interest on funds held for others	—	2,046	3,763
Service agreement revenues	—	3,938	—

Total revenues	—	14,460	104,831

Transaction processing expenses	—	25,093	47,589
Provision for transaction losses	—	11,028	14,760
Customer service and operations (1)	230	15,754	30,636
Product development (1)	483	4,419	8,819
Selling, general and administrative (1)	3,691	34,950	22,473
Stock-based compensation	354	5,825	26,277
Amortization of goodwill and other intangibles	124	49,313	65,661
Service agreement costs and termination expenses	—	41,142	—

Total operating expenses	4,882	187,524	216,215

Loss from operations	(4,882)	(173,064)	(111,384)
Interest income	264	2,124	2,865
Other income (expense), net	(1)	1,434	717

Net loss	$(4,619)	$(169,506)	$(107,802)

Basic and diluted net loss per share	$(12.09)	$(52.47)	$(16.39)

Shares used in calculating basic and diluted net loss per share	382	3,230	6,660

(1) Amounts exclude stock-based compensation as follows:
Customer service and operations	$66	$213	$1,781
Product development	138	915	7,788
Selling, general and administrative	150	4,697	16,708

Total	$354	$5,825	$26,277

The accompanying notes are an integral part of these consolidated financial statements

PAYPAL, INC.
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(IN THOUSANDS)

			Stockholders' Deficit
	Mandatorily Redeemable Convertible Preferred Stock
			Common Stock			Non-Cash Deferred Stock-based Compensation
					Additional Paid-In Capital		Stockholder Notes	Accumulated Deficit	Total Stockholder's (Deficit)
	Shares	Amount	Shares	Amount
Date of Inception
Issuance of Series A mandatorily redeemable convertible preferred stock for cash and intangible assets, net of issuance costs of $51	38,850	$12,899	—	$—	$—	$—	$—	$—	$—
Issuance of Series B mandatorily redeemable convertible preferred stock, net of issuance costs of $15	6,105	2,892	—	—	—	—	—	—	—
Issuance of restricted common stock to employees at below fair value	—	—	6,006	6	3,032	(2,745)	—	—	293
Amortization of non-cash deferred stock-based compensation from sales of restricted common stock to employees	—	—	—	—	—	147	—	—	147
Issuance of restricted common stock to non-employees in exchange for services	—	—	131	—	66	(63)	—	—	3
Amortization of non-cash deferred stock-based compensation associated with non-cash deferred stock-based compensation from sales of restricted common stock to non-employees	—	—	—	—	—	63	—	—	63
Repurchase of restricted common stock from an officer	—	—	(2,750)	(3)	(67)	—	—	—	(70)
Issuance of stock options to employees at below fair value	—	—	—	—	499	(499)	—	—	—
Amortization of non-cash deferred stock-based compensation associated with stock options to employees at below fair value	—	—	—	—	—	59	—	—	59
Issuance of stock options to non-employees in exchange for services	—	—	—	—	1	(1)	—	—	—
Amortization of non-cash deferred stock-based compensation associated with stock options to non-employees in exchange for services	—	—	—	—	—	—	—	—	—
Issuance of warrants in exchange for services	—	—	—	—	85	(85)	—	—	—
Amortization of warrants issued in exchange for services	—	—	—	—	—	85		—	85
Stockholder notes issued for restricted common stock	—	—	1,009	1	138	—	(139)	—	—
Net loss	—	—	—	—	—	—	—	(4,619)	(4,619)

Balance at December 31, 1999	44,955	15,791	4,396	4	3,754	(3,039)	(139)	(4,619)	(4,039)
Issuance of Series B mandatorily redeemable convertible preferred stock	21,000	10,003	—	—	—	—	—	—	—
Issuance of Series C mandatorily redeemable convertible preferred stock, net of issuance costs of $96	36,364	99,904	—	—	—	—	—	—	—
Issuance of Series D mandatorily redeemable convertible preferred stock, net of issuance costs of $782	16,119	47,577	—	—	—	—	—	—	—
Issuance of equity pursuant to merger:
Series AA mandatorily redeemable convertible preferred stock	5,052	7,730	—	—	—	—	—	—	—
Series BB mandatorily redeemable convertible preferred stock	24,248	37,452	—	—	—	—	—	—	—
Series CC mandatorily redeemable convertible preferred stock	18,523	30,249	—	—	—	—	—	—	—
Common stock	—	—	6,372	6	38,607	—	—	—	38,613
Warrants assumed	—	—	—	—	8,480	—	—	—	8,480
Options assumed	—	—	—	—	7,182	—	—	—	7,182
Issuance of restricted common stock to employees at below fair value	—	—	—	—	218	(218)	—	—	—
Amortization of non-cash deferred stock-based compensation from sales of restricted common stock to employees	—	—	—	—	—	344	—	—	344
Issuance of stock options to employees at below fair value	—	—	—	—	11,079	(9,508)	—	—	1,571
Amortization of non-cash deferred stock-based compensation associated with stock options to employees at below fair value	—	—	—	—	—	1,904	—	—	1,904
Issuance of stock options to non-employees in exchange for services	—	—	—	—	207	(207)	—	—	—
Amortization of non-cash deferred stock-based compensation associated with stock options to non-employees in exchange for services	—	—	—	—	—	207	—	—	207
Repurchase of restricted Series B mandatorily redeemable convertible preferred stock from an officer	(18,813)	(8,961)	—	—	—	—	—	—
Reassignment of rights to Series B mandatorily redeemable convertible preferred stock to an officer	3,149	1,890	—	—	3,369	(3,369)	(389)	—	(389)
Amortization of non-cash deferred stock-based compensation associated with rights to purchase Series B mandatorily redeemable convertible preferred stock	—	—	—	—	—	3,369	—	—	3,369
Repurchase of restricted common stock from an officer	—	—	(1,615)	(1)	(3,088)	1,920	—	—	(1,169)
Exercise of stock options	—	—	175	—	23	—	—	—	23
Exercise of warrants	6,103	6	—	—	(6)	—	—	—	(6)
Stockholders' notes assumed in merger	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	(169,506)	(169,506)

Balance at December 31, 2000	156,700	241,641	9,328	9	69,825	(8,597)	(565)	(174,125)	(113,453)

The accompanying notes are an integral part of these consolidated financial statements

PAYPAL, INC.
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(IN THOUSANDS) (Continued)

			Stockholders' Deficit
	Mandatorily Redeemable Convertible Preferred Stock
			Common Stock			Non-Cash Deferred Stock-based Compensation
					Additional Paid-In Capital		Stockholder Notes	Accumulated Deficit	Total Stockholder's (Deficit)
	Shares	Amount	Shares	Amount
Issuance of Series D mandatorily redeemable convertible preferred stock, net of issuance costs of $451	12,628	37,433	—	—	—	—	—	—	—
Repurchase of restricted Series C mandatorily redeemable convertible preferred stock from an officer	(91)	(250)	—	—	—	—	—	—	—
Repurchase of restricted Series D mandatorily redeemable convertible preferred stock from an officer	(166)	(500)	—	—	—	—	—	—	—
Repurchase of restricted common stock from an officer	—	—	(500)	(1)	(27)	15	13	—	—
Repurchase of common stock	—	—	(281)	—	(196)	—	44	—	(152)
Issuance of stock options to employees at below fair market value	—	—	—	—	21,553	(21,553)	—	—	—
Amortization of non-cash deferred stock-based compensation associated with stock options to employees at below fair value	—	—	—	—	—	9,056	—	—	9,056
Amortization of non-cash deferred stock-based compensation from sales of restricted common stock to employees	—	—	—	—	—	111	—	—	111
Issuance of stock options to non-employees in exchange for services	—	—	—	—	328	(328)	—	—	—
Amortization of non-cash deferred stock-based compensation associated with stock options to non-employees in exchange for services	—	—	—	—	—	240	—	—	240
Issuance of shareholders notes in connection with the Liquidity Program	—	—	—	—	10,328	(10,328)	(5,362)	—	(5,362)
Exercise of call in connection with the Liquidity Program	(150)	(450)	(398)	—	(4,686)	—	5,362	—	676
Amortization of non-cash deferred stock-based compensation associated with Liquidity Program	—	—	—	—	—	10,016	—	—	10,016
Issuance of Class A stock in exchange for notes receivable from an officer	4,500	1,350	—	—	12,150	(12,150)	(1,350)	—	(1,350)
Deemed dividend on Class A stock	—	—	—	—	1,350	—	—	(1,350)	—
Amortization of non-cash deferred stock-based compensation associated with Class A stock	—	—	—	—	—	6,842	—	—	6,842
Exercise of stock options	—	—	2,928	3	2,396	—	(545)	—	1,854
Issuance of warrants in exchange for services	—	—	—	—	12	(12)	—	—	—
Amortization of warrants issued in exchange for services	—	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	—	(107,802)	(107,802)

Balance at December 31, 2001	173,421	$279,224	11,077	$11	$113,033	$(26,676)	$(2,403)	$(283,277)	$(199,312)

The accompanying notes are an integral part of these consolidated financial statements

PAYPAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	March 8, 1999 (inception) to December 31, 1999	Year Ended December 31,
		2000	2001
Cash flows from operating activities
Net loss	$(4,619)	$(169,506)	$(107,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for transaction losses	—	11,028	14,760
Depreciation and amortization of fixed assets	78	2,352	5,571
Amortization of goodwill and other intangibles	124	49,313	65,661
Non-cash stock-based compensation	354	5,825	26,277
Changes in operating assets and liabilities:
Restricted cash	(150)	(3,826)	(16,232)
Funds receivable and other current receivables	(209)	(13,546)	(19,240)
Prepaid expenses and other assets	(805)	(635)	(5,111)
Due to customers	—	82,786	91,977
Charge-offs and recoveries to provision for transaction losses	—	(6,128)	(12,427)
Accounts payable and accrued liabilities	1,090	7,709	(1,824)
Funds payable and other liabilities	—	7,124	(2,430)

Net cash provided by (used in) operating activities	(4,137)	(27,504)	39,180

Cash flows from investing activities
Investments in Community BancShares, Inc. common stock	(2,000)	2,000	—
Purchase of investment securities	—	(11,862)	(29,727)
Purchase of fixed assets and domain names	(938)	(11,743)	(11,019)

Cash used in investing activities	(2,938)	(21,605)	(40,746)

Cash flows from financing activities
Proceeds from capital lease	—	—	5,000
Proceeds from issuance of preferred stock, net	15,291	157,484	37,433
Proceeds from issuance of restricted stock to employees	293	1,571	—
Proceeds from issuance of restricted stock to non-employees	3	—	—
Proceeds from exercise of stock options	—	23	1,854
Payments to repurchase restricted common stock	(70)	(1,170)	—
Payments to repurchase preferred stock	—	(8,961)	(902)
Payments made to employees associated with Liquidity Program	—	—	(5,136)

Cash provided by financing activities	15,517	148,947	38,249

Net increase in cash and cash equivalents	8,442	99,838	36,683
Cash and cash equivalents at beginning of period	—	8,442	108,280

Cash and cash equivalents at end of period	$8,442	$108,280	$144,963

The accompanying notes are an integral part of these consolidated financial statements

PAYPAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Continued)

	March 8, 1999 (inception) to December 31, 1999	Year Ended December 31,
		2000	2001
Noncash investing and financing activities:
Issuance of Series A mandatorily redeemable convertible preferred stock in exchange for domain name	$500	$—	$—

Issuance of stock for merger of Confinity	$—	$129,707	$—

Non-cash deferred stock-based compensation associated with issuance of stock options to employees	$499	$9,508	$21,553

Non-cash deferred stock-based compensation associated with issuance of stock options to non-employees	$1	$207	$328

Non-cash deferred stock-based compensation associated with issuance of restricted common stock to employees	$2,745	$218	$—

Non-cash deferred stock-based compensation associated with issuance of restricted common stock to non-employees in exchange for services	$63	$—	$—

Stockholder notes issued for Class A stock	$—	$—	$1,350

Non-cash deferred stock-based compensation associated with issuance of Class A stock	$—	$—	$12,150

Non-cash deferred stock-based compensation associated with Liquidity Program	$—	$—	$10,328

Stockholder notes issued in connection with Liquidity Program	$—	$—	$5,362

Exercise of call and the retirement of common stock associated with the Liquidity Program	$—	$—	$5,136

Repayment of stockholder notes in connection with Liquidity Program	$—	$—	$5,362

Stockholder notes issued for restricted common stock	$139	$—	$—

Issuance of warrants in connection in exchange for services and an equipment loan	$85	$—	$27

Reduction of notes receivable in conjunction with repurchase of common stock	$—	$—	$57

Reassignment of rights to Series B mandatorily redeemable convertible preferred stock	$—	$3,369	$—

Issuance of notes receivable in exchange for Series B mandatorily redeemable convertible preferred stock	$—	$389	$—

Notes receivable assumed in merger	$—	$37	$—

Assets acquired under capital lease	$—	$588	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$65	$159

The accompanying notes are an integral part of these consolidated financial statements

PAYPAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        PayPal, Inc., previously known as X.com Corporation (the "Company"), was incorporated as a Delaware corporation in March 1999 and began substantive operations in November 1999. The Company's initial focus was offering Internet banking services, which consisted of accepting deposits, payment services and limited extension of credit, provided through an agreement with First Western National Bank ("First Western"). In the second half of 2000, the Company focused on on-line payments and discontinued offering Internet banking services. The Company formally changed its name to PayPal, Inc. in February 2001. The PayPal product allows customers to transfer money to anyone with an email address. Customers create and fund their accounts through the Company's website (www.paypal.com). Accounts are funded using a credit card, a bank account, or funds received from other customers. Customers can use the PayPal product to send payments to other customers as well as non-customers (who receive an email that alerts them that funds have been set aside in their name, and provides them with instructions on opening an account in order to claim the funds).

Principles of consolidation

        The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries, PayPal Asset Management Inc. and PayPal (Europe) Ltd. All significant intercompany transactions have been eliminated.

Stock split

        In January 2000 and November 2001, the Board of Directors approved a three-for-one stock split and a one-for-four reverse stock split, respectively. Accordingly, all common share and per common share amounts have been restated retroactively to reflect these splits. Prior to giving retroactive effect to the one-for-four reverse stock split, net loss per share—basic and diluted was $3.02, $13.12 and $4.10 for the period from inception ended December 31, 1999 and for the years ended December 31, 2000 and 2001, respectively.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk and uncertainties

        The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to differ materially from expectations include, but are not limited to: customer adoption of the PayPal product, continued use of PayPal for on-line auction transactions, competition, changes to credit card association rules and practices, the Company's ability to manage fraud, application of laws and regulations to the Company's business, as more fully disclosed in Note 17; rates at which users fund payments using credit cards and the Company's ability to manage growth.

Concentration of business volume

        The Company processes a majority of its transactions for customers conducting business using the services of one major Internet auction company. Although the Company's relationships lie directly with PayPal customers, the Internet auction company's ability to continue attracting customers and generating volume could have a significant impact on the Company.

Concentration of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, receivables, and investment securities. The Company invests its cash primarily in money market securities and in the PayPal Money Market Fund ("the Fund"), which are uninsured. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

Reserves for transaction losses

        The Company is exposed to transaction losses due to fraud, as well as non-performance of third parties and customers. The Company establishes reserves for estimated losses arising from processing customer transactions, such as ACH returns, debit card overdrafts, charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services. These reserves represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which the Company has not yet been notified. The Company faces a rolling window of uncertainty in their loss reserving which is inherently narrow in its range. Customers typically have up to 90 days to file transaction disputes (e.g., charge-backs or Regulation E disputes). Consequently, the time between loss reserving and realization is short. This technique enables the Company to estimate the total of expected losses by loss category, for example unauthorized use vs. merchant related losses, based on the historical charge-back reporting pattern. The total of expected losses, less the total amount of charge-backs incurred to date equals the reserve for estimated losses incurred but not reported as of the reporting date.

        The reserves are based on known facts and circumstances, internal factors including the Company's experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. Additions to the reserve, in the form of provisions, are reflected in current operating results, while charge-offs to the reserve are made when a loss is determined to have occurred. Recoveries are reflected as collected in the reserve for transaction losses.

        The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. The Company regularly updates its reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The reserves are maintained at a level deemed appropriate by management to adequately provide for losses incurred at the balance sheet date.

Segment reporting

        Statement of Financial Accounting Standard, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

        The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. This financial information is consistent with the information presented in the accompanying statements of operations. For the years ended December 31, 1999 and 2000, the Company had no significant foreign operations. For the year ended December 31, 2001, revenues from customers located outside the U.S. totaled $14.2 million, or approximately 14% of total revenue. There were no long-lived assets outside the U.S. during any period presented.

Fair value of financial instruments

        The carrying amount of the Company's financial instruments, including cash and cash equivalents, investment securities and receivables, approximated fair value as of December 31, 2000 and 2001.

Comprehensive income

        The Company classifies items of other comprehensive income, such as unrealized gains and losses on investment securities, by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. As of December 31, 2000 and 2001, the Company had no such items.

Cash and cash equivalents

        The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, commercial paper and various deposit accounts. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

Investment securities

        All of the Company's investment securities are classified as held to maturity and are reported at amortized cost. Those investments with maturities greater than three months and less than twelve months at the date of acquisition are considered short-term investments and those with maturities greater than twelve months at the date of acquisition are considered long-term investments.

        A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

        Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Funds receivable and funds payable

        Funds receivable and payable arise due to the time taken to clear transactions through external payment networks. When a customer funds their account using their bank account or credit card, or withdraws money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or sent by PayPal, usually two or three days. Hence, these funds are treated as a receivable or payable until the cash is settled.

Investment in common stock

        As discussed in Note 18, in November 1999, the Company entered into an agreement with Community Bancshares Inc (CBI), in which the Company purchased a minority interest in CBI for $2 million. The investment was accounted for under the cost method. In August 2000, the Company exercised its put agreement requiring the then current CEO of CBI to repurchase the shares of CBI common stock from the Company for the original purchase price of $2 million.

Fixed assets

        Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful life using the straight-line method. Depreciation and amortization periods are generally three years for computer equipment, three years for software and five years for furniture and fixtures. Maintenance and repairs are expensed as incurred.

Capitalized software

        Cost of internal use software and website development costs are accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) 00-02, Accounting for Website Development Costs, which require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, including website development, and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software, are capitalized. Capitalized costs are amortized over approximately three years on a straight-line basis. As of December 31, 1999, 2000 and 2001, the Company had capitalized approximately $0.2 million, $1.3 million and $2.5 million respectively, in internally developed software costs and recognized approximately $20,000, $567,000 and $913,000, respectively, of amortization expense.

Goodwill and other intangibles

        Goodwill and other intangibles are carried at cost less accumulated amortization. The cost of goodwill and other identified intangibles are being amortized on a straight-line basis over two years. Other intangibles include purchased domain names, licenses, and identifiable intangibles acquired in business combination.

Impairment of long-lived assets, including goodwill and other intangibles

        The Company assesses the impairment of its long-lived assets and other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board Opinion (APB) No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company's current business model. As of December 31, 2001, the Company has not identified any such impairment.

        The Company purchased domain names and licenses related to the Internet banking operations and capitalized the related cost. Upon termination of this business in December 2000 (see Note 18), the Company wrote-off the unamortized balance of approximately $500,000.

Due to customers

        Customers utilize the Company's services to transfer money via the Internet. Any stored value remaining from transactions in a customer's account represents a liability of the Company to the customer. Customer balances are insured against unauthorized transactions by a third party insurance company up to $100,000. Customers can elect to sweep their account balances into the mutual fund to earn a rate of return; otherwise, no interest is paid on customer account balances. (See Note 21).

Stock-based compensation

        The Company accounts for non-cash stock-based employee compensation in accordance with APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related Interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 as of July 1, 2000. FIN 44 provides guidance on the application of APB 25 for non-cash stock-based compensation to employees. For fixed grants, under APB No. 25, compensation expense is based on the excess of the fair value of the Company's stock over the exercise price, if any, on the date of the grant and is recorded on a straight-line basis over the vesting period of the options, which is generally four years. For variable grants, compensation expense is based on changes in the fair value of the Company's stock and is recorded using the methodology set out in FIN 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB 15 and APB 25.

        The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Net loss per share and share amounts

        Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period less weighted average shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants, are included in the diluted net income (loss) per common share calculation to the extent these shares are dilutive.

        All outstanding and weighted average share amounts presented in this report have been restated to reflect the three-for-one stock split approved in January 2000 and the one-for-four reverse stock split approved in November 2001.

Revenue recognition

        The Company earns transaction fees from processing transactions for selected customers. Revenue resulting from these transactions is recognized as transactions are completed. A transaction fee is charged to customers meeting certain criteria (such as account type and volume of payments received per month) for funds they receive.

        The Company also recognizes investment management fees pursuant to a contractual agreement based upon the average net assets of the Fund. Investment management fees are recognized over the period that assets are under management. As of December 31, 2000 and 2001, customer funds invested in the Fund under management totaled approximately $17.2 million and $56.2 million, respectively. As of December 31, 2000 and 2001 the Company's cash and cash equivalents included approximately $58.2 million and $26.0 million invested in these funds, respectively, of which $35.4 million and $26.0 million, respectively, were funds being held on behalf of others.

        As part of its cash management process, the Company earns interest on funds held on behalf of others by investing the stored value remaining in the customer accounts in money market and money market equivalent securities overnight. The interest income received on these investments is accrued and recognized as income in the period in which it is earned. In February 2002, the Company transferred all U.S.-based customer funds denominated in U.S. dollars into non-interest bearing bank accounts. Accordingly, nearly all of this revenue source ceased in February 2002. (see Note 17).

        In accordance with its Internet banking service agreement (see Note 18), the Company was entitled to earn 50% of any income and reimbursed First Western all losses resulting from the operation of the program. Revenues from this service agreement consisted primarily of interest income received from investing the Company's excess cash in overnight investments.

Transaction processing expenses

        Transaction processing expenses consist primarily of third party transaction fees, such as Automatic Clearing House (ACH) and check processing, credit card processing and debit card processing expenses.

Advertising expenses

        The cost of advertising is expensed as incurred. For the period from inception to December 31, 1999 and the years ended December 31, 2000, and 2001, advertising expenses totaled approximately $330,000, $127,000 and $53,000, respectively.

Customer acquisition costs

        At times, the Company has paid an acquisition cost ranging from $5 to $10 to each customer opening a new PayPal account and an additional $5 to $10 to those customers who refer another new account holder to the Company. The amounts paid are not dependent on whether the customer generates revenue for the Company. These amounts are deposited into the customer's account after certain requirements are met. During the period from inception to December 31, 1999 and the years ended December 31, 2000 and 2001, acquisition costs of $0.5 million, $15.4 million and $0.9 million, respectively, have been expensed as incurred and are included in promotional and marketing expense.

Income taxes

        The Company accounts for income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent accounting pronouncements

  Business Combinations

        In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations ("SFAS No. 141"). This standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria: the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

  Goodwill and Other Intangibles

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require remeasurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

        The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangibles recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle. The impact on the Company of the adoption of this standard has not yet been determined.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. It supercedes SFAS No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30 Reporting the Effects of Disposal of a Segment of a Business. It establishes a single account model based upon the framework of SFAS No. 121. It removes goodwill and intangible assets from its scope. It describes a probability-weighted cash flow estimation approach to deal with certain situations. It also establishes a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

2.    BUSINESS COMBINATION

        On March 30, 2000, X.com merged with Confinity, Inc., (a development stage company) which developed the PayPal product. Under the terms of the agreement, as part of the purchase price paid, X.com issued 6,372,369 shares of common stock and 5,051,627 shares of Series AA, 24,247,842 shares of Series BB, and 18,522,653 shares of Series CC, preferred stock, in exchange for all of the outstanding common and preferred stock of Confinity. Additionally, as part of this consideration, X.com assumed Confinity's options and warrants outstanding into options and warrants to purchase X.com's common and Series CC preferred stock. X.com was the surviving entity in the merger as it had the majority of the outstanding voting interest and the fully diluted interest in the Company immediately following the merger. The former stockholders of Confinity owned approximately 46.5% of the total outstanding voting interest of the Company immediately following the merger. X.com formally changed its name to PayPal, Inc. in February 2001.

        The merger has been accounted for under the purchase accounting method. In accordance with APB 16, the cost to acquire Confinity was allocated among the identifiable tangible and intangible assets acquired and liabilities assumed based on the fair market value at the date of acquisition. The fair value of the stock consideration paid, was based upon an arms-length third party equity round that closed concurrently with the acquisition. In accordance with APB 16, the Company determined the fair value of each series of securities issued in the acquisition. The fair values were determined using a valuation model which valued each series by assessing its characteristics, such as liquidation values, with reference to the most recent financing with a third party. For this purpose, the Company used as a reference its Series C preferred stock financing, which closed in March 2000 with total proceeds of $100.0 million at a price of $2.75 per share.

        The following table shows the allocation of the purchase price of $129.7 million:

Net liabilities assumed	$(1.6)
Goodwill	123.6
Purchased technology	0.6
Customer base	6.3
Assembled workforce	0.8

Total	$129.7

        The excess of the purchase price over the fair value of net assets acquired totaled $123.6 million. This amount has been included in intangible assets and is being amortized using the straight-line method over a two-year period. Amortization expense relating to these intangible assets totaled $49.3 million and $65.7 million during the years ended December 31, 2000 and 2001, respectively. Purchased technology that had reached technological feasibility and was principally represented by the technology underlying the PayPal product was valued using a replacement cost method. This analysis resulted in an allocation of $0.6 million to existing technology, which was capitalized and is being amortized over two years. Additionally, a replacement cost analysis of the customer base and assembled workforce resulted in $6.3 million and $0.8 million, respectively, being capitalized and amortized over two years.

        The consolidated financial statements include the results of Confinity since March 31, 2000. The following unaudited pro forma consolidated financial information presents the combined results of the Company and Confinity as if the merger had occurred at the beginning of the years presented below, after giving effect to certain adjustments, principally amortization of goodwill and other intangible assets.

	Year Ended December 31,
	1999	2000
	(In Thousands, Except Per Share Amounts)
Revenue	$350	$14,545
Net loss	$(72,944)	$(201,555)
Basic and diluted net loss per share	$(10.80)	$(41.79)

3.    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2000	2001
Cash—Corporate	$—	$3,172
Cash—Customers' accounts	3,330	102,015

Total cash	3,330	105,187

Cash equivalents—Corporate	47,065	2,588
Cash equivalents—Customers' accounts	57,885	37,188
Total cash equivalents	104,950	39,776

Total cash and cash equivalents	$108,280	$144,963

        As discussed in Note 21, in March 2002, the Company transferred customer funds into non-interest-bearing bank accounts pursuant to an FDIC advisory opinion. As a result, substantially all cash and investments held for the benefit of customers and associated liabilities will be removed from the Company's balance sheet in future periods.

4.    RESTRICTED CASH

        In connection with processing transactions with financial institutions, the Company pledges cash in the form of certificates of deposit. The Company uses restricted cash to secure letters of credit with banks to provide collateral to other financial institutions for actual or contingent liabilities arising from potential charge-backs, adjustments, fees or other charges due to or incurred by the Company. The Company had pledged certificates of deposit totaling $0 and $2.4 million as of December 31, 2000 and 2001, respectively, pursuant to these agreements.

        Pursuant to a marketing agreement with a software company entered into in September 2000, the Company obtained an irrevocable standby letter of credit with a financial institution for this company, for the minimum payments due in accordance with the agreement (see Note 17). As of December 31, 2000 and 2001, the Company had pledged cash, in the form of a certificate of deposit, totaling $500,000 to secure the letter of credit.

        Additionally, in accordance with two lease agreements, the Company has an irrevocable standby letter of credit with a financial institution and has pledged cash, in the form of a certificate of deposit, in the amount of $1 million and $2.2 million as of December 31, 2000 and 2001, respectively, to secure the letter of credit.

        The Company is required to keep a minimum of $11.0 million on account with Wells Fargo in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as an agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by PayPal and held in a brokerage account at Wells Fargo. These securities are accounted for as restricted securities.

        Until December 1, 2001, Chase Merchant Services (CMS) processed substantially all of the Company's credit card transactions. CMS remains responsible for any charge-backs from the Company's customers' credit card transactions that occurred prior to December 1, 2001. To protect CMS against the risk of such charge-backs, the Company had pledged certificates of deposit totaling $3 million at both December 31, 2000 and 2001. In December 2001, CMS had retained approximately an additional $12 million in settlement funds due to the Company. The Company's management believes that these balances will likely be reduced or eliminated within the next calendar year as the risk to CMS decreases over time. Accordingly, this $12 million has been classified as restricted cash at December 31, 2001.

5.    INVESTMENTS

        As of December 31, 2000 and 2001, the amortized cost and estimated fair value of investment securities held by the Company consisted of the following (in thousands):

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity securities:
Short-term investments:
Asset backed securities	$6,831	$22	$(1)	$6,852
U.S. Government agencies	5,031	20	—	5,051

Total securities	$11,862	$42	$(1)	$11,903

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity securities:
Short-term investments:
U.S. Government agencies(3)	$9,898	$45	$(3)	$9,940

Long-term investments:
U.S. Government agencies(3)	21,591	177	—	21,768
Collateralized Mortgage Obligation	10,100	130	—	10,230

	31,691	307	—	31,998

Total securities(2)	$41,589	$352	$(3)	$41,938

        The following table shows estimated fair value of the Company's investment securities by year of maturity as of December 31, 2001.

	2002	2003 Through 2006	2007 Through 2011	2012 and Thereafter	Total
Held to Maturity securities:
U.S. Government agencies	$24,595	$7,113	$—	$—	$31,708
Collateralized Mortgage Obligation(1)	—	—	5,113	5,117	10,230

Total securities	$24,595	$7,113	$5,113	$5,117	$41,938

(1)
Collateralized mortgage and asset backed securities are shown at contractual maturity; however, the average life of these securities may differ due to principal prepayments.

(2)
Includes $5.0 million in funds held on behalf of customers.

(3)
Includes $1.4 million of short-term investments and $9.6 million of long-term investments that were used as collateral to a financial institution for transaction processing for the Company.

6.    FIXED ASSETS, NET

        Fixed assets consist of the following (in thousands):

	December 31,
	2000	2001
Internally developed software	$1,330	$2,514
Computer equipment	6,117	12,981
Purchased computer software	2,006	4,144
Furniture and fixtures	3,374	4,215

	12,827	23,854
Less: accumulated depreciation and amortization	(2,429)	(7,997)

Fixed assets, net	$10,398	$15,857

        Depreciation and amortization expenses for the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001 totaled approximately $0.1 million and $2.4 million, and $5.6 million, respectively.

7.    GOODWILL AND OTHER INTANGIBLES, NET

        The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2000	2001
Goodwill	$123,623	$123,623
Existing technology	620	620
Customer base	6,290	6,290
Assembled workforce	790	790
Purchased domain names	—	—
Licenses	10	10
Less: accumulated amortization	(49,246)	(114,918)

Goodwill and other intangibles, net	$82,087	$16,415

        Goodwill, net at December 31, 2000 and 2001 was approximately $77.3 million and $15.5 million, respectively.

        Amortization expense for the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001 totaled approximately $124,000 and $49.3 million, and $65.7 million, respectively.

F-20

        In May 1999, the Company acquired the X.com domain name in exchange for 1,500,000 shares of the Company's Series A mandatorily redeemable convertible preferred stock at an aggregate value of $0.5 million.

8.    RESERVE FOR TRANSACTION LOSSES

        The following summarizes the activity in the reserve for transaction losses for the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001.

Balance at December 31, 1999	$—
Provision for transaction losses	11,028
Charge-offs	(9,773)
Recoveries	3,645

Balance at December 31, 2000	4,900
Provision for transaction losses	14,760
Charge-offs	(21,781)
Recoveries	9,354

Balance at December 31, 2001	$7,233

9.    FEDERAL AND STATE TAXES

        For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, no provision for federal or state income taxes has been recorded as the Company incurred net operating losses. Temporary differences, which give rise to significant components of the deferred tax assets, are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets
Net operating loss and credit carryforwards	$51,574	$57,248
Reserves for transaction losses	1,960	2,828
Capitalized start-up	1,032	616
Accrued vacation	386	351

Total deferred tax assets	$54,952	$61,043

Deferred tax liabilities
Fixed assets and capitalized software costs	(204)	(800)
Acquired identifiable intangibles, net	(1,925)	(385)

Total deferred tax liabilities	(2,129)	(1,185)

Valuation allowance	(52,823)	(59,858)

Net deferred tax assets	$—	$—

Increase in deferred tax asset valuation allowance	$51,079	$7,035

        In accordance with the provisions of SFAS No. 109, and due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2001 and 2000. At such time as it is determined that it is more likely than not that the deferred tax assets will be realizable, the valuation allowance will be reduced.

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $130.0 million and $118.0 million, respectively. These federal and state net operating loss carryforwards will begin to expire in varying amounts beginning in 2019 and 2007, respectively. In addition to these net operating loss carryforwards, Confinity, Inc. has pre-acquisition federal and state net operating loss carryforwards of approximately $15.0 million which begin to expire in 2020 and 2008, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to a cumulative ownership change of more than 50% over a three year period, as defined in Section 382 of the Internal Revenue Code. Such limitation has not yet been determined by the Company.

        Prior to the acquisition, Confinity, Inc. provided a full valuation allowance for its net deferred tax assets related primarily to capitalized start-up costs. The Company has recorded a full valuation allowance against these deferred tax assets. When it is determined that it is more likely than not that these deferred tax assets will be realizable, the valuation allowance will be reduced, accordingly.

        The following table reconciles the statutory federal tax rate:

	Year Ended December 31,
	1999	2000	2001
Statutory federal tax rate	34.00%	34.00%	34.00%
California franchise tax expense, net of federal income tax benefit	5.35	5.35	5.83
Stock-based compensation	(5.71)	(1.10)	(9.71)
Non-deductible intangible amortization	(0.00)	(9.88)	(22.84)
Valuation allowance	(34.03)	(27.05)	(6.53)
Other, net	0.39	(1.32)	(0.75)

Effective income tax rate	0.00%	0.00%	0.00%

10.    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

        At December 31, 2000, mandatorily redeemable convertible preferred stock consisted of the following (in thousands):

	Shares
			Liquidation Amount	Value of Stock Issued, Net of Issuance Costs
	Authorized	Outstanding
Series A	38,850	38,850	$12,949	$12,899
Series B	27,105	11,441	5,449	5,824
Series C	36,364	36,364	100,001	99,904
Series D	33,000	16,119	48,357	47,577
Series AA (Issued pursuant to merger)	5,052	5,052	500	7,730
Series BB (Issued pursuant to merger)	24,248	24,248	4,500	37,452
Series CC (Issued pursuant to merger)	28,666	24,626	14,625	30,255

	193,285	156,700	$186,381	$241,641

        At December 31, 2001, mandatorily redeemable convertible preferred stock consisted of the following (in thousands):

	Shares
			Liquidation Amount	Value of Stock Issued, Net of Issuance Costs
	Authorized	Outstanding
Series A	38,850	38,850	$12,949	$12,899
Series B	11,441	11,441	5,449	5,824
Series C	36,364	36,273	99,751	99,654
Series D	28,748	28,581	85,743	84,510
Series E	20,000	—	—	—
Series AA (Issued pursuant to merger)	5,052	4,902	485	7,280
Series BB (Issued pursuant to merger)	24,248	24,248	4,500	37,452
Series CC (Issued pursuant to merger)	28,666	24,626	14,625	30,255
Class A	4,500	4,500	13,500	1,350

	197,869	173,421	$237,002	$279,224

Liquidation preference

        In the event of any liquidation or dissolution of the Company, either voluntary or involuntary, the holders of mandatorily redeemable convertible preferred stock retain liquidation preference over common stockholders. The liquidation preference amounts are $0.3333 per share of Series A, $0.0990 per share of Series AA, $0.4763 per share of Series B, $0.1856 per share of Series BB, $2.75 per share of Series C, $0.5939 per share of Series CC, $3.00 per share of Series D and $3.00 per share of Class A stock.

        The remaining assets and funds of the Company available for distribution will be distributed ratably among all holders of common stock pro rata based on the number of shares of common stock held by each holder.

Redemption

        The merger or consolidation of the Company into another entity or any transactions in which more than 50% of the voting power of the Company is disposed of or the sale, transfer or disposition of substantially all of the property or business of the Company is deemed a liquidation, dissolution, or winding up of the Company. These liquidation characteristics require classification of the mandatorily redeemable convertible preferred stock outside of the equity section as these factors are outside the control of the Company. The mandatorily redeemable convertible preferred stock is not redeemable in any other circumstances.

Voting rights

        Holders of mandatorily redeemable convertible preferred stock (except Class A stock) are entitled to vote together with holders of common stock. The number of votes granted to mandatorily redeemable convertible preferred stockholders equals the number of full shares of common stock into which each share of mandatorily redeemable convertible preferred stock could be converted as described in the Company's Certificate of Incorporation.

Conversion

        Each share of mandatorily redeemable convertible preferred stock is convertible at any time into 0.25 shares of common stock (subject to certain adjustments). Each share of mandatorily redeemable convertible preferred stock shall convert at the option of the holder or automatically upon the occurrence of the earlier of a closing of a firm commitment underwritten public offering of the Company's common stock with aggregate net cash proceeds to the Company of not less than $25.0 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of mandatorily redeemable convertible preferred stock.

        The Company completed its initial public offering in February 2002, and as a result, all outstanding shares of mandatorily redeemable convertible preferred stock were converted into shares of common stock (see Note 21).

Dividends

        The holders of mandatorily redeemable convertible preferred stock (except Class A stock) are entitled to receive when, and if, declared by the Board of Directors, dividends at the rate of $0.0167 per share of Series A, $0.0049 per share of Series AA, $0.0238 per share of Series B, $0.0093 per share of Series BB, $0.1375 per share of Series C, $0.0297 per share of Series CC and $0.15 per share of Series D, respectively, per year, payable in preference to any payment of any dividend on common stock. The dividends are non-cumulative.

        As of December 31, 1999, 2000 and 2001, no dividends had been declared on any series of the Company's preferred or common stock.

Private Placement of Class A Stock

        In August and September 2001, the Company issued 4,500,000 non-voting shares of a new class of mandatorily redeemable convertible preferred stock ("Class A") to or for the benefit of an executive officer of the Company. The Class A stock has a liquidation preference of $3.00 per share and can be converted at any time, at the option of the holders, into common stock at a conversion ratio of 4:1. In addition, the Class A stock will automatically convert to common stock at the conversion ratio in the event of an IPO raising at least $25 million. The shares of Class A stock are subject to a repurchase option held by the Company and other restrictions. As to 1,687,500 of those shares, 1,125,000 have been released from the repurchase option as of December 31, 2001. The Company has a right to repurchase all 562,500 remaining shares of those 1,687,500 shares at any time, for an amount equal to the price paid for the shares. This repurchase right lapses at a rate of 93,750 shares per month commencing in September 2001, expiring completely in June 2002. In the event of a change of control, any of the 562,500 shares which are then still subject to repurchase, will be released from the repurchase restrictions. With respect to the other 2,812,500 shares, commencing in June 2002, the repurchase right will lapse at a rate of 93,750 shares per month expiring completely in January 2005. In the event the executive officer's employment relationship with the Company is involuntarily terminated or terminated without cause within one year following a change of control, then all of the 2,812,500 shares which are then still subject to repurchase will be released from the repurchase restrictions. The Company also retains a call over 4,500,000 shares of the Class A stock, which can be exercised at a fixed price of $3.00 per share between July 2002 and 2005. The issuance price of $0.30 was below the fair value of the common stock and resulted in deferred stock-based compensation of $12,150,000, which is equal to the difference between the fair value of the common stock at the measurement date and the consideration received for these shares. At issuance, the convertible instrument was deemed to have an embedded beneficial conversion feature which is limited to the amount of the proceeds of $1,350,000. This amount is recorded as a deemed dividend in the Statement of Operations.

        In connection with the purchase of the shares of Class A stock by the executive officer, the Company made a full recourse loan in the amount of $1,350,000, at an interest rate of 8% per annum. The loan, including accrued interest, matures on September 10, 2005 and becomes payable immediately upon termination of the executive's employment for any reason.

11.    RESTRICTED STOCK

        During the period from inception to December 31, 1999, the Company issued 7,015,000 shares of restricted common stock for cash proceeds of $292,626 and a note in the amount of $139,275 to certain employees, directors and officers of the Company under Restricted Stock Purchase Agreements (RSPA). The issuance prices of the restricted common stock awarded ranged from $0.012 to $0.20 per share and the repurchase rights associated with these grants lapse at a rate of 1/48 per month. In some cases, the issuance price was below the fair value of the common stock and resulted in deferred stock-based compensation for 1999 of $2,745,485, which was equal to the difference between the fair value of the common stock at the measurement date and the consideration received for these shares. The deferred stock-based compensation is being amortized over the vesting period of the shares. For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, the amortization of deferred stock-based compensation associated with these restricted stock awards was approximately $147,000, $344,000 and $111,000, respectively.

        During the period from inception to December 31, 1999 and during the year ended December 31, 2000, the Company repurchased 2,750,000 and 1,609,000 shares of restricted common stock, respectively, from certain employees, directors and officers of the Company, pursuant to the repurchase provisions of the RSPA. During the year ended December 31, 2001, in connection with termination of employment, the Company repurchased 647,656 shares of restricted common stock from two former officers of the Company. All repurchases were made at the issuance price paid for the shares when granted.

        During the period from inception to December 31, 1999, the Company granted 130,924 shares of restricted common stock for aggregate proceeds of $2,613, to non-employees of the company in connection with consulting agreements. The issuance prices of the restricted common stock awarded ranged from $0.012 to $0.132 per share. One award of 3,424 shares was fully vested at the date of grant. The issuance price was below the fair value of the common stock and resulted in a deferred compensation of $62,779, which was equal to the difference between the fair value of the common stock and the consideration received for the shares. The amortization of deferred compensation is being recognized in full during 1999 as consulting expense as the shares were fully vested upon grant. The remaining awards of 127,500 shares vest at a rate of 1/48 per month in accordance with the terms of the RSPA. There was no deferred compensation relating to these shares as the fair value was equal to the consideration received.

        During the year ended December 31, 2000 the Company issued 21,000,000 shares of Series B preferred stock at a price of $0.47633 per share to a principal stockholder and officer of the Company, under an RSPA. During August 2000, the Company exercised its right to repurchase 18,812,500 shares of the Series B preferred stock at the issuance price. Simultaneously, the Company reassigned a portion of this repurchase right to another principal stockholder and officer of the Company to purchase 3,149,055 shares of the 18,812,500 shares of Series B preferred stock at $0.60 per share. The shares were fully vested upon purchase. On the date of reassignment and purchase, the Company recorded $3,369,488 in stock-based compensation expense. The amount recorded represented the difference between the fair value of the Series B preferred stock at the date of reassignment and purchase and the price paid for the shares.

        The number of shares outstanding subject to repurchase as of December 31, 2000 and 2001 was 5.7 million, and 2.8 million, respectively. (See Note 19 for impact on net loss per share).

12.    STOCKHOLDER NOTES RECEIVABLE

        During the period from inception to December 31, 1999, the Company issued 1,009,000 shares of restricted common stock in exchange for full-recourse promissory notes totaling approximately $139,000. During the year ended December 31, 2000, in conjunction with the merger with Confinity, the Company assumed a stockholder note receivable in the amount of $37,000. The principal and accrued interest are due three years from the date of issuance. These notes accrue interest in a range of 5.15%-8% per annum.

        During the year ended December 31, 2000, the Company issued 3,149,055 shares of Series B mandatorily redeemable convertible preferred stock to a principal stockholder of the Company in exchange for a full recourse note in the amount of approximately $389,000. This note accrues interest at 6.62% per annum. Under the terms of the note, interest is compounded semi-annually and added to the principal balance. The principal and accrued interest are due four years from the date of issuance.

        In December 2001, in connection with the exercise of options granted to an executive officer, the Company made a full recourse loan in the amount of $540,000, at an interest rate of 8% per annum. The principal and interest are due four years from the date of issuance.

13.    LIQUIDITY PROGRAM

        In July 2001, the Company adopted a new liquidity program which allowed for loans to or for the benefit of certain employees equal to the sum of up to 20% of their total equity investment in the Company times $6.00 per share. Each loan was non-recourse, secured in part by a pledge of shares of common stock owned by each participant and accrued interest at a fixed rate of 5.02% with principal and interest repayable in full at the end of the four-year term. In connection with each loan, each participant granted to the Company the right to purchase ("call") 10% of the shares of common stock owned by such participant at a price of $12 per share beginning one year from the date of the loan.

        In September and November 2001, the Company entered into amendments to all of the loan agreements, under which the call feature became exercisable on September 4, 2001 and which provided that prepayment of the loan in full would extinguish the call. The Company then exercised the calls on September 30 and November 16, 2001 and purchased 397,448 common shares and 150,000 of Series AA Preferred shares from the participants of the Liquidity Program for an aggregate consideration of $5,362,000. Three participants elected to repay the notes in full or partially in cash instead of allowing the Company to purchase 10% of their shares. The remaining participants used the proceeds to repay their promissory notes issued in July 2001. As of December 31, 2001, all loan were paid in full.

        In accordance with EITF 95-16, the Company has remeasured ("the new measurement date") the 20% holdings of the participants' restricted stock pledged in accordance with the terms of the Liquidity Program upon granting of the non-recourse notes. As of December 31, 2001, deferred stock-based compensation of $10.3 million has been recognized, which is equal to the increase in the intrinsic value recorded at the original grant date and the new measurement date. Deferred stock-based compensation accrued during the vesting period shall be adjusted in subsequent periods, until the notes are settled for changes in the fair value of the shares but shall not be adjusted below zero. Amortization will be recognized in accordance with the vesting terms of the original equity awards using the methodology set out in FIN 28. As of December 31, 2001, amortization of $10.0 million has been recognized. The remaining deferred stock-based compensation associated with the 10% of the Liquidity Program participants' equity investment, not subject to repurchase, will be amortized over the original vesting period or period over which the Company's repurchase right expires on a straight-line basis.

14.    STOCK OPTION PLAN

        As of December 31, 2001, the Company had reserved up to 9,500,000 shares of common stock issuable upon exercise of options issued to certain employees, directors, advisors, and consultants pursuant to the Company's 2001 Equity Incentive Plan (the "2001 Plan"). Options granted under the 2001 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may only be granted to Company employees (including officers and directors who are also employees). Nonqualified Stock Options ("NSO") may be granted to both Company employees and consultants. Options under the 2001 Plan may be granted at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors provided, however, that (1) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (2) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Such options are exercisable at prices established at the date of grant, and have a term not to exceed ten years. Options granted under the 2001 Plan are exercisable according to the terms of each option; however, in the event of a change in control or merger as defined in the 2001 Plan, 12 months of options shall immediately become vested and exercisable in full. Options granted generally vest at a rate of 25% of the option shares upon the optionee's completion of one year of service measured from the vesting commencement date. The balance will vest in equal successive monthly installments of 1/48 of the total grant upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, exercisable and vested options held at the date of termination may be exercised within the earlier of three months and termination of the option. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options.

        As of December 31, 2001, the Company had reserved up to 4,677,733 shares of common stock issuable upon exercise of options issued to certain employees, directors, advisors, and consultants pursuant to the Company's 1999 Stock Plan (the "1999 Plan"). Options granted under the 1999 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may only be granted to Company employees (including officers and directors who are also employees). Nonqualified Stock Options ("NSO") may be granted to both Company employees and consultants. Options under the 1999 Plan may be granted at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors provided, however, that (1) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (2) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Such options are exercisable at prices established at the date of grant, and have a term not to exceed ten years. Options granted under the 1999 Plan are exercisable according to the terms of each option; however, in the event of a change in control or merger as defined in the 1999 Plan, 12 months of options shall immediately become vested and exercisable in full. Options granted generally vest at a rate of 25% of the option shares upon the optionee's completion of one year of service measured from the vesting commencement date. The balance will vest in equal successive monthly installments of 1/48 of the total grant upon the optionee's completion of each of the next 36 months of service. If an option holder ceases to be employed by the Company, exercisable and vested options held at the date of termination may be exercised within the earlier of three months and termination of the option. Options under the plan may be either Incentive Stock Options, as defined under Section 422 of the Internal Revenue Code, or Nonstatutory Options.

        During December 2000 and March 2001, the Company amended the 1999 Plan to permit option holders who hold more than 25,000 and 2,500 outstanding options, respectively to exercise their options in advance of vesting. All outstanding options held by former employees of Confinity assumed at the time of the merger can be exercised in advance of vesting, as was permitted under the former Confinity Stock Option Plan. All options exercised in advance of vesting are recorded as both issued and outstanding stock from the date of exercise. In the event that the employee fails to satisfy the required conditions for vesting of the option, as established in the original option award, the Company maintains the right to repurchase any non-vested shares at such time. Such options are repurchased at a price equal to the exercise price paid.

        Options granted to employees during the period from inception to December 31, 1999 and during the years ended December 31, 2000 and 2001 resulted in non-cash deferred stock-based compensation of $0.5 million, $9.5 million and $21.6 million respectively. The amounts recorded represent the difference between the exercise price and the fair value of the Company's common stock subject to the options granted. The non-cash deferred stock-based compensation is being amortized over the vesting period of the options granted. For the period to inception ended December 31, 1999 and for the years ended December 31, 2000 and 2001, the amortization of non-cash deferred stock-based compensation was $59,000, $1.9 million, and $9.1 million, respectively.

        The Company granted options to purchase 34,860, 32,766 and 44,211 shares of common stock to non-employees for consulting services during the period from inception to December 31, 1999 and during the years ended December 31, 2000 and 2001, resulting in non-cash deferred stock-based compensation of $533, $206,782 and $327,740, respectively. The fair value of the options granted was determined at the date of grant using the Black-Scholes option pricing model. Amortization of the non-cash deferred stock-based compensation is being recorded over the vesting period of the options. For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, the amortization of non-cash deferred compensation related to these options were $100 and $207,215, and $239,713, respectively.

        Upon termination of service for four employees of the Company during the year ended December 31, 2000, the Company accelerated the vesting on certain of their outstanding stock awards at termination. The acceleration of these awards triggered a re-measurement date for the grants and accordingly, the Company recorded $0.5 million in additional compensation. During the year ended December 31, 2001, the Company accelerated vesting for twenty-one employees upon termination of employment and recorded $3.0 million in additional non-cash stock-based compensation expense.

        In November 2001, the Company granted options to purchase 450,000 shares of common stock to an executive officer at an exercise price of $1.20 per share. The Company recorded non-cash deferred stock-based compensation during the fourth quarter for an amount equal to the difference between the exercise price and the fair value of the Company's common stock subject to the options granted. The non-cash deferred stock-based compensation will be amortized over the vesting period of four years.

        A summary of the status of the Company's stock option plans and changes during those periods is presented below (share numbers in thousands):

			Year Ended December 31,
	Period From Inception to December 31, 1999
			2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	430	$0.14	3,203	$0.69
Granted	561	0.14	2,074	1.01	3,008	1.78
Assumed in merger	—	—	1,208	0.17	—	—
Exercised	—	—	(175)	0.16	(2,928)	0.82
Terminated/forfeited	(131)	0.14	(334)	0.37	(947)	1.11

Outstanding at end of year	430	$0.14	3,203	$0.69	2,336	$1.80

Options exercisable at end of year	—	$—	2,754	$0.69	2,214	$1.84

        The following table summarizes information about stock options outstanding at December 31, 2001 (share numbers in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.04 - $0.12	194	$0.08	7.82	194	$0.08
$0.12 - $0.20	15	0.14	7.83	14	0.14
$0.20 - $0.40	162	0.34	8.17	161	0.34
$1.20	1,595	1.20	9.10	1,475	1.20
$6.00	370	6.00	7.05	370	6.00

$0.04 - $6.00	2,336	$1.80	8.60	2,214	$1.84

  Fair value disclosures

        The following information concerning the Company's stock option plan is provided in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company accounted for options granted to employees in accordance with APB No. 25 and related interpretations. The fair value of each stock option granted to employees was estimated on the date of grant using the following weighted average assumptions:

		Year Ended December 31,
	Period From Inception to December 31, 1999
		2000	2001
Expected stock price volatility	125%	125%	125%
Risk-free interest rate	5.5%	6.2%	3.76%
Expected life of options (years)	3	3	3
Dividend yield	0.0%	0.0%	0.0%

        As a result of the above assumptions, the weighted average fair value of options granted during the period from inception to December 31, 1999 and during the years ended December 31, 2000 and 2001, was $1.32, $5.88 and $9.50, respectively.

        Had compensation expense for the 1999 Plan and 2001 Plan been determined based on the fair value at grant date for options granted during the period from inception to December 31, 1999 and during the years ended December 31, 2000 and 2001 consistent with the provisions of SFAS 123, the Company's net loss would have increased to the pro forma amounts reported below (in thousands, except per share amounts):

		Year Ended December 31,
	Period From Inception to December 31, 1999
		2000	2001
Net loss attributable to common stockholders—as reported	$(4,619)	$(169,506)	$(109,152)

Net loss attributable to common stockholders—pro forma	$(4,643)	$(169,738)	$(110,213)

Net loss per share basic and diluted
As reported	$(12.09)	$(52.47)	$(16.39)

Pro forma	$(12.15)	$(52.55)	$(16.55)

15.    WARRANTS

        During November 1999, the Company issued warrants to purchase 125,000 shares of common stock at an exercise price of $0.01332 per share issued to a third party in connection with a contract for professional recruiting services previously provided. These warrants have a seven-year term and were fully exercisable from the date of grant. In addition, the Company issued warrants to purchase 40,413 shares of preferred stock at an exercise price of $0.60 per share to a third party in connection with an equipment loan. These warrants have a ten-year term and were fully exercisable from the date of grant. The fair values of these warrants were determined at the date of grant using the Black-Scholes option pricing model. The calculated fair values of $41,000 and $44,000 were attributable to professional fees and interest expense, respectively, during 1999. As of December 31, 2001, these warrants remained outstanding and fully exercisable.

15.    WARRANTS (Continued)

        Pursuant to the merger with Confinity, the Company assumed the obligations under warrants issued to investors during January 2000 by Confinity in connection with a preferred stock financing. These warrants were issued to purchase 4,999,999 shares of Series CC preferred stock at an exercise price of $2.40 per share and were fully exercisable from the date of grant. As of the date of the merger with Confinity, the warrants were amended to provide for the purchase 10,103,273 shares of Series CC preferred stock at an exercise price of $1.19 per share. In August 2000, these warrants were net exercised by the holder in exchange for 6,103,270 shares of the Company's Series CC preferred stock.

        During April 2001, the Company issued warrants to purchase 30,000 shares of the Company's Series D preferred stock, which would convert to 7,500 shares of common stock, at an exercise price of $3.00 per share to a third party in connection with an equipment loan. The warrant has a five-year term and is fully exercisable upon grant. The fair value of the warrant was determined at the date of grant using the Black-Scholes option pricing model. The calculated fair value was $12,144 and was expensed in full as interest expense. As of December 31, 2001, the warrant remains outstanding and fully exercisable.

16.    401(k) SAVINGS PLAN

        During 2000, the Company adopted a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. The Company did not match employee contributions during the years ended December 31, 2000 and 2001.

17.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company has entered into capital lease agreements for certain furniture and fixtures, computer equipment and software.

        The Company leases its facilities under non-cancelable operating leases. Under the terms of the leases, the Company is responsible for its share of common area and operating expenses.

        As of December 31, 2001, minimum lease commitments required under all leases are as follows (in thousands):

	Capital Leases	Operating Leases
2002	$2,235	$3,441
2003	2,014	4,163
2004	1,000	4,239
2005	—	4,405
2006 and thereafter	—	23,221

Total minimum lease commitments	$5,249	$39,469

Less: Amount representing interest	(19)

Present value of minimum lease payments	5,230
Less: Current portion of capital lease obligation	(2,217)

Long-term portion of capital lease obligation	$3,013

        For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, rent expense under the operating leases amounted to approximately $91,000, $1.7 million and $2.1 million, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

        In April 2001, the Company entered into a capital lease with a financial institution that provides for advances not to exceed $3 million. In October 2001, the company amended this agreement and increased the advances available from $3 million to $5 million. As of December 31, 2001, the outstanding balance was $5 million. These funds were used to purchase furniture and fixtures, computer equipment and software. Starting in January 2002, the principal amount of the capital lease will be amortized over 30 equal principal payments plus interest. The interest rate is based on the current prime rate. In addition, the Company also granted warrants to purchase 30,000 shares of Series D preferred stock in conjunction with this agreement (see Note 15). The Company has the option to pay off the principal amount at any time without penalty.

        In October 2001, the Company entered into a lease agreement for an office building. The term of this lease, which qualifies as an operating lease, commences on January 1, 2002 for 126 months. Under the terms of the lease, the tenant is generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property. Additionally, in accordance with the lease agreement, the Company has also established an irrevocable standby letter of credit with a financial institution and has pledged cash, in the form of a certificate of deposit, in the amount of approximately $1.28 million to secure the letter of credit.

        In October 2001, the Company amended the lease agreement it has with a financial institution, increasing the advances available from $3.0 million to $5.0 million

  Legal

        In addition to the matters discussed in Note 21, in the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings are not expected to have a material effect on the financial position or results of operation of the Company.

  Commitments under service and marketing agreements

        The Company has entered into service and marketing agreements under which minimum payments are due as follows (in thousands):

Year Ended December 31,
2002	$1,500
2003	1,875
2004	3,000
2005	2,500
2006	—

Total Commitments under service and marketing agreements	$8,875

  Bank Regulatory Matters

        Because the Company is not licensed as a bank, it is not permitted to engage in a banking business. The Company does not require customers to keep funds in the Company's system in order to use the Company's product. Although the definition of a "banking business" varies among state laws, and is not limited to entities that take deposits, the Company believes that its principal risk of being deemed to be engaged in unauthorized banking activities, as indicated in the concerns raised by the four states described below, arises from the possibility that the Company may be deemed to be keeping money on account for customers or otherwise accepting deposits. The Company has taken two principal steps intended to create the result that customers who carry balances available for future spending through PayPal are not "keeping money on account" with the Company:

  •
  as of November 2000, U.S.-based customers who choose to carry balances have had the option of investing those balances through a sweep arrangement to purchase shares of the PayPal Money Market Fund, which is a registered money market mutual fund. These shares are held by the customer directly, and the Company has no claim on the underlying funds, as it would in an account or deposit relationship.

  •
  as described above, as of August 2001, the Company changed its user agreement and the management of its customers' funds so that, for customers who choose to carry balances but do not enroll in the money market sweep, the Company acts as agent for the customer in placing their money in bank accounts, and we do not have discretion to loan out those funds, or use the funds for its corporate purposes. The Company has established relationships with four banks under which it places customer funds outside of the Money Market Fund into accounts at these banks.

        In response to the Company's contacts with state regulatory authorities beginning in the summer of 2000 regarding the applicability of money transmitter laws, regulatory authorities in New York and Louisiana stated their view that the ability of the Company's customers to leave amounts on account with the Company for future transfer represented the conduct of a banking business, and authorities in California and Idaho questioned whether the Company was engaged in a banking business. The Company received written communications to this effect from these authorities commencing in the summer of 2000 and, in the case of Idaho, in January 2001.

        The Company has been in recent contact with the staffs of each of these regulatory authorities. As of March 12, 2002, the Company has not received assurance that the steps the it has taken are sufficient to address these states' concerns, although California, Louisiana and Idaho are processing the Company's money transmitter applications. Even if the steps the Company has taken to resolve these states' concerns are deemed sufficient by the state regulatory authorities, the Company could be subject to fines and penalties for past activities. No regulatory authority has informed the Company of its intention to impose a monetary penalty.

        If the Company were found to be subject to and in violation of any banking laws or regulations in any state, not only the four that have expressed concern, the Company could be subject to liability, which in some states may include high fines for each day of noncompliance, or forced to cease doing business with residents of those states or to change the Company's business practices. Even if the Company not forced to cease doing business with residents of certain states or to change its business practices to comply with banking laws and regulations, the Company could be required to obtain licenses or regulatory approvals that could impose a substantial cost on the Company.

        An estimate of the range of loss, if any, related to these matters, cannot be made at this time given the early stage of these matters and limited amount of information available as of this date. The ultimate resolution of this matter could have a material adverse effect on the Company's financial condition or results of operations.

18.    SERVICE AGREEMENT COSTS AND TERMINATION EXPENSES

        In November 1999, the Company entered into a series of agreements with CBI. Under the first agreement, the Company was to purchase CBI's wholly owned subsidiary, First Western, subject to the receipt of regulatory approvals. The second agreement provided for an Internet banking agreement under which the Company would solicit customers to apply for First Western accounts and the customers would use the Company's software programs to utilize Internet banking services from First Western. The Company was to reimburse CBI and First Western for their costs incurred in servicing the First Western accounts. At the same time, the Company and CBI entered into an agreement under which the Company purchased CBI common stock for $2 million (see Note 1). In connection with this agreement, the Company also entered into a put agreement requiring the Chief Executive Officer of CBI to repurchase the shares of CBI's common stock from the Company at the price paid upon termination of the internet banking arrangement.

        In August 2000, the Company terminated its stock purchase agreement and in December 2000 cancelled its Internet banking services agreement with CBI. In December 2000, in accordance with the original agreement, the Company paid CBI a termination fee of $1 million and reimbursed CBI an additional $1 million for the net losses resulting from the Internet banking operations. In addition, the

Company exercised its put agreement requiring the Chief Executive Officer of CBI to repurchase the common shares of CBI for $2 million.

19.    NET LOSS PER SHARE

        Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, less the weighted average shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants, are included in the diluted net income (loss) per common share calculation to the extent these shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and dilutive net income (loss) per share available to common stockholders is as follows (in thousands, except for per share amounts):

	March 8, 1999 (inception) to December 31, 1999	Year Ended December 31,
		2000	2001
Numerator
Net loss	$(4,619)	$(169,506)	$(107,802)
Deemed dividend on Class A stock (Note 10)	—	—	(1,350)

Net loss attributable to common shareholders	$(4,619)	$(169,506)	$(109,152)

Denominator
Weighted average common shares	2,808	7,867	9,959
Weighted average unvested common shares subject to repurchase	(2,426)	(4,637)	(3,299)

Denominator for basic and diluted calculation	382	3,230	6,660

Basic and diluted net loss per share	$(12.09)	$(52.47)	$(16.39)

        The following table summarizes common equivalent shares that are not included in the denominator used in the diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive for the periods indicated:

		Year Ended December 31,
	March 8, 1999 (inception) to December 31, 1999
		2000	2001
Effect of common equivalent shares:
Mandatorily redeemable convertible preferred stock upon conversion to common stock	11,239	39,172	43,355
Stock options to purchase common stock	430	3,203	2,336
Warrrants to purchase mandatorily redeemable convertible preferred stock and common stock	135	135	143
Unvested common shares subject to repurchase agreements	3,649	4,045	2,840

Total	15,453	46,555	48,674

20.    RELATED PARTY TRANSACTIONS

        In February 2001, the Company entered into a strategic alliance with Providian Financial (Providian). The alliance agreement between the Company and Providian was amended in March 2002. Under the terms of the alliance, the Company offers Providian-issued, PayPal-branded Visa cards to the Company's account holders. Simultaneously, Providian purchased 3,333,333 shares of the Company's Series D preferred stock financing at the same price per share as was paid by the other investors in the Series D preferred stock. The former Chief Executive Officer of Providian is a member of the Company's board of directors.

        In April 2000, the Company assumed a loan payable by its Chief Financial Officer to his former employer. The loan is due in June 2004 or at such time he is no longer employed by the Company. The Company forgave 25% of this loan in June 2001 which is reflected in employee compensation expense as of December 31, 2001. The remainder of the loan will be forgiven in 25% increments per year.

21.    SUBSEQUENT EVENTS

Initial Public Offering

        In February 2002, the Company completed its initial public offering. Including the underwriters' exercise in full of their over-allotment option, the Company issued 6,210,000 shares of its Common Stock at a price of $13.00 per share. The company received approximately $70.6 million in cash, net of underwriting discounts, commissions, and offering expenses. Simultaneously with the closing of the initial public offering, each outstanding share of Mandatorily Redeemable Convertible Preferred Stock was automatically converted into Common Stock based on the appropriate conversion ratio.

Stock options

        In January 2002, the Company granted options to employees to purchase 75,000 and 4,120,597 shares of common stock at exercise prices of $6.00 and $12.00, respectively. The Company will record non-cash deferred stock-based compensation of $4.6 million, representing the difference between the exercise price and the fair value of the Company's common stock subject to the options granted. The non-cash deferred stock-based compensation will be amortized over the vesting periods of the respective grants.

Legal Matters

Third Party Patent License Demands

        On January 22, 2002, the Company received a letter from Tumbleweed Communications Corp. Tumbleweed is a software company headquartered in Redwood City, California that specializes in Internet security. The letter from Tumbleweed states that Tumbleweed is the owner of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The letter also states that "[Tumbleweed's] understanding of [PayPal's] online payment product leads [Tumbleweed] to believe that [the Company] require[s] a license under the '790 and '407 patents." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents.

        On February 15, 2002, the Company received a letter from counsel to NetMoneyIN, Inc., a privately held company based in Arizona. The letter from NetMoneyIN's counsel alleges that the Company is infringing claim 13 of U.S. patent Number 5,822,737 (the '737 patent) and claim number 1 of U.S. Patent Number 5,963,917 (the '917 patent), which is a continuation of the '737 patent, when the Company "engage[s] in working with merchant web sites to check credit card purchases." The '737 patent and the '917 patent relate to a financial transaction system for processing payments over a network, in particular for credit and debit card payments. The Company believes that it does not infringe the '737 or '917 patents, among other reasons because the Company does not provide direct credit or debit card processing for merchants. The Company has responded to this effect to the letter from NetMoneyIN's counsel.

        Neither of these third parties has commenced any legal action against the Company, however, the letter from NetMoneyIN states that the Company will be sued if it remains unlicensed. If the Company were to conclude based on additional information that some element of its processes are or might be covered by these third party patents, the Company might seek to negotiate and obtain licenses from these parties. Neither party has indicated to the Company what sum of money it might ask of the Company in the event the Company were to seek to license its patents.

        If the Company were unwilling or unable to obtain a license from these third parties, they could decide to sue the Company for patent infringement. Although the Company would contest any lawsuit vigorously, the Company cannot assure you that the Company would prevail if either or both parties were to sue the Company for infringement of their patents. If any portions of the Company's service were found to be infringing their patents, then the Company would likely be unable to continue to offer those portions of our service found to be infringing. The Company could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on the Company's business prospects, financial condition, and results of operations.

CertCo, Inc.

        On February 4, 2002, CertCo, Inc. filed a lawsuit for patent infringement against the Company in the United States District Court for the District of Delaware. CertCo is based in New York and describes itself as a "provider of transactional security and risk management products and services."

        CertCo's lawsuit is based on CertCo's U.S. Patent Number 6,029,150 (the ‘150 patent) that was issued February 22, 2000, entitled "Payment and Transactions in Electronic Commerce System." The ‘150 patent relates to a method of payment in an electronic payment system wherein a plurality of customers have accounts with an agent. A customer obtains an authenticated quote from a specific merchant, including a specification of goods and a payment amount for those goods. The customer sends the agent a single communication including a request for payment of the payment amount to the specific merchant and a unique identification of the customer. The agent issues to the customer an authenticated and verifiable payment advice based only on the single communication and secret shared between the customer and the agent and status information which the agent knows about either or both of the merchant and the customer. The customer forwards a portion of the payment advice to the specific merchant. The specific merchant provides the goods to the customer in response to receiving the portion of the payment advice.

        The complaint filed by CertCo alleges that the Company is "directly infringing, contributing to the infringement of, or inducing others to infringe" the ‘150 patent "by making, using, offering to sell, selling or inducing others to use [our] electronic payment and transaction system ... in the United States ...." The complaint additionally alleges that the Company's alleged infringement "has been and continues to be deliberate and willful, ... entitling CertCo to enhanced damages and reasonable attorneys' fees." The complaint further alleges that CertCo will suffer "irreparable injury" unless the Company's "infringing conduct is preliminarily and permanently enjoined." The complaint includes a demand for a jury trial.

        The complaint requests that the Court order the following relief against the Company: (a) a permanent injunction against the Company's alleged infringement; (b) an award of damages for alleged past infringement, including pre- and post-judgment interest; (c) a judgment that the Company willfully infringed the patent, warranting a trebling of any awarded damages; (d) a judgment that this is an exceptional case, warranting an award to CertCo of its reasonable attorneys' fees; and (e) an award of CertCo's costs.

        On February 11, 2002, the Company filed a response to CertCo's lawsuit, denying CertCo's claim that the Company is infringing CertCo's patent, asserting that CertCo's patent is invalid, and asserting counterclaims for a declaratory judgment of both such non-infringement and invalidity. The Company's response also requested that the court find that the lawsuit brought by CertCo be declared an exceptional case, entitling the Company to its attorneys' fees, for at least the reason that CertCo's patent was issued two years ago, the Company has been offering its service for more than two years, and on information and belief that the lawsuit was filed to disrupt the Company's initial public offering. The Company intends to vigorously pursue its defense of and counterclaim in the lawsuit.

        A patent's claims define the scope of the invention covered by the patent. In order to assert its patent against the Company, CertCo must prove that the Company's service infringes at least one claim of its patent. In order to prove direct infringement of any single claim, CertCo must prove that all of the elements of the claim, or their equivalent, are performed by the Company's service. If any element of a claim is not performed, literally or equivalently, by the Company's service, the Company's service cannot infringe the claim.

        CertCo has not provided the Company with any information, beyond the summary allegations described and excerpted above, regarding how it claims the Company might be infringing the ‘150 patent or in what manner it claims the Company's processes might be infringing that patent. However, the Company has noted that each of the claims of CertCo's ‘150 patent has as an element that a system send a "verifiable" "payment advice message." The Company believes its service does not send a "verifiable" "payment advice message" or an equivalent thereof.

        An estimate of the range of loss, if any, related to this matter cannot be made at this time given that the complaint contained no specific amount claimed for monetary damages, the early stage of this matter and the limited amount of information available as of this date. The ultimate resolution of this matter could have a material adverse effect on the Company's financial condition and results of operations.

Kamdar et al.

        On February 21, 2002, the Company was served with a lawsuit, Kamdar et al. v. PayPal et al., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by the Company. The suit claims that the Company has restricted funds or user accounts in a manner that breaches our User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing the Company from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper.

        An estimate of the range of loss, if any, related to this matter cannot be made at this time given that the complaint contained no specific amount claimed for monetary damages, the early stage of this matter and the limited amount of information available as of this date. The ultimate resolution of this matter could have a material adverse effect on the Company's financial condition and results of operations.

Fawcett et al.

        On March 12, 2002, a separate lawsuit, Fawcett et al. v. PayPal, Inc., was filed in United States District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all persons who, at any time since the launch of the PayPal service in October 1999, have opened an account with PayPal or had money electronically transferred from or to an account with another financial institution in connection with a PayPal transaction. The suit claims that the Company has (1) violated the Electronic Fund Transfer Act by, among other things, failing to conduct a good faith and timely investigation of errors reported by customers, failing to provisionally credit amounts alleged to be in error within ten business days, and failing to provide a telephone number and address readily available to the consumer for reporting unauthorized transactions; (2) converted funds of class members to the Company's own use through unlawful conduct; (3) transferred or retained from class members monies that the Company had no right to retain; (4) unjustly retained monies belonging to the class members; and (5) been negligent in not making dispute resolution information readily available for customers, making it difficult for customers to resolve disputes with the Company in an efficient and appropriate manner, and failing to establish and maintain adequate procedures concerning the transfer of funds. The suit also claims that the above alleged actions constitute unlawful, unfair, fraudulent and deceptive business practices under California law.

        The plaintiffs seek an order (1) declaring that the Company has violated the Electronic Fund Transfer Act; (2) awarding statutory damages under the Electronic Fund Transfer Act, including actual damages, an award up to the lesser of $500,000 or 1 percent of our net worth, and the plaintiff's costs and attorney's fees; (3) awarding treble damages and punitive damages; (4) awarding compensatory damages with interest; (5) awarding restitution of all monies that the Company wrongfully acquired from the class members and the general public; (6) awarding pre-judgment and post-judgment interest; (7) imposing a constructive trust upon any and all monies and assets the Company has wrongfully acquired from the class members; (8) equitable and declaratory relief, including an injunction preventing the Company from continuing to engage in the alleged wrongful conduct, requiring the Company to return any gains from wrongful conduct, and requiring the Company to make corrective disclosures to customers; and (9) such other relief as the court may find proper.

FDIC Advisory Opinion

        Beginning in the first quarter of 2002, the Company will deposit all U.S.-based customer funds not transferred to the PayPal Money Market Reserve Fund in FDIC-insured bank accounts. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, the Company received an advisory opinion from the Federal Deposit Insurance Corporation (the "FDIC") on the availability of pass-through FDIC insurance for its customers. This opinion concluded that pass-through FDIC insurance would be available to the Company's customers if the Company (1) places pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintains records sufficient to identify the claim of each customer in the FDIC-insured account, (3) complies with applicable FDIC recordkeeping requirements, and (4) truly operates as an agent of its customers.

        In connection with the Company's implementation of steps to establish that the Company is truly operating as an agent, as set forth in the FDIC advisory opinion, in March 2002, the Company transferred customer funds previously held in bank money market accounts into non interest-bearing bank accounts.

        As these customer funds have been transferred into non-interest bearing accounts, the Company's revenues from interest on funds held for others in future periods will decline. For the period from inception to December 31, 1999 and for the years ended December 31, 2000 and 2001, these revenues represented $0, $2.0 million, and $3.8 million and 0%, 14% and 4% of the Company's total revenues, respectively. As a result, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from the Company's balance sheet in future periods.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX
REPORT OF INDEPENDENT ACCOUNTANTS