Form 10-Q
period 2002-03-31
PAYPAL INC
filed 2002-05-15
CIK 1103415

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-49603

PAYPAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0510487 (I.R.S. Employer Identification Number)
303 Bryant Street, Mountain View, California 94041 (Address of principal executive offices)

(650) 864-8000
(Registrant's telephone number, including area code)

1840 Embarcadero Road, Palo Alto, CA 94303
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒    No ☐

        As of April 30, 2002, there were 60,599,092 shares of the Registrant's Common Stock outstanding.

PAYPAL, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYPAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts; unaudited)

	December 31, 2001	March 31, 2002
ASSETS
Cash and cash equivalents—corporate	$5,760	$49,065
Cash and cash equivalents—customer accounts	139,203	28,286
Short-term investment securities—corporate	8,498	13,499
Restricted cash and investment securities—short-term	19,303	27,688
Funds receivable	32,074	48,504
Other receivables	920	731
Prepaid expenses and other current assets	5,419	3,848

Total current assets	211,177	171,621
Long-term investment securities—corporate	17,095	37,154
Long-term investment securities—customer accounts	5,032	—
Restricted cash and investment securities—long-term	11,869	12,581
Fixed assets, net	15,857	16,936
Goodwill and other intangibles, net	16,415	15,552
Other assets	1,132	1,524

Total assets	$278,577	$255,368

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to customers	$174,763	$53,256
Funds payable	4,459	26,319
Reserve for transaction losses	7,233	6,129
Accounts payable and accrued liabilities	6,975	9,071
Other liabilities	2,222	2,182

Total current liabilities	195,652	96,957
Long-term capital leases	3,013	2,571

Total liabilities	198,665	99,528

Mandatorily redeemable convertible preferred stock, par value $0.001:
197,869 and 10,000 shares authorized at December 31, 2001 and March 31, 2002, respectively; 173,421 and 0 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	279,224	—
Commitments and contingencies (Notes 12 and 13)
Stockholders' equity (deficit):
Common stock, par value $0.001:
75,000 and 150,000 shares authorized; 11,077 and 60,678 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	11	61
Additional paid in capital	113,033	466,946
Non-cash deferred stock-based compensation	(26,676)	(27,008)
Stockholder notes	(2,403)	(1,990)
Accumulated other comprehensive loss	—	(123)
Accumulated deficit	(283,277)	(282,046)

Total stockholders' equity (deficit)	(199,312)	155,840

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$278,577	$255,368

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts; unaudited)

	Three Months Ended March 31,
	2001	2002
Transaction and other fees	$12,885	$48,333
Interest on funds held for others	1,143	428

Total revenues	14,028	48,761

Transaction processing expenses	8,754	16,952
Provision for transaction losses	3,103	6,908
Customer service and operations (1)	7,064	10,044
Product development (1)	2,018	3,036
Selling, general and administrative (1)	5,172	5,482
Stock-based compensation	2,157	4,884
Amortization of goodwill and other intangibles	16,415	864

Total operating expenses	44,683	48,170

Income (loss) from operations	(30,655)	591
Interest and other income (expense), net	1,397	690

Income (loss) before income taxes	(29,258)	1,281
Provision for income taxes	—	50

Net income (loss)	$(29,258)	$1,231

Net income (loss) per share:
Basic	$(5.39)	$0.04

Diluted	$(5.39)	$0.02

Shares used in calculating net income (loss) per share:
Basic	5,426	32,319

Diluted	5,426	59,343

(1) Amounts exclude stock-based compensation as follows:
Customer service and operations	$157	$806
Product development	383	1,146
Selling, general and administrative	1,617	2,932

Total	$2,157	$4,884

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities
Net income (loss)	$(29,258)	$1,231
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for transaction losses	3,103	6,908
Depreciation and amortization of fixed assets	1,253	1,896
Amortization of goodwill and other intangibles	16,415	864
Non-cash stock-based compensation	2,157	4,884
Changes in operating assets and liabilities:
Restricted cash and investments	(572)	(9,097)
Funds receivable and other current receivables	(1,879)	(16,241)
Prepaid expenses and other assets	(338)	1,162
Due to customers	14,363	(121,507)
Charge-offs and recoveries to provision for transaction losses	(2,875)	(8,012)
Accounts payable and accrued liabilities	(2,304)	2,096
Funds payable and other liabilities	4,917	21,820

Net cash provided by (used in) operating activities	4,982	(113,996)

Cash flows from investing activities
Purchase of investment securities	(18,923)	(20,151)
Purchase of fixed assets	(1,870)	(2,976)

Cash used in investing activities	(20,793)	(23,127)

Cash flows from financing activities
Principal payments on capital lease obligations	—	(442)
Proceeds from issuance of preferred stock, net	37,433	—
Proceeds from issuance of common stock in initial public offering	—	69,924
Proceeds from exercise of stock options	93	29

Cash provided by financing activities	37,526	69,511

Net increase (decrease) in cash and cash equivalents	21,715	(67,612)
Cash and cash equivalents at beginning of period	108,280	144,963

Cash and cash equivalents at end of period	$129,995	$77,351

Non-cash investing and financing activities:
Conversion of preferred stock to common stock upon initial public offering	$—	$279,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$97

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        PayPal, Inc., previously known as X.com Corporation (the "Company"), was incorporated as a Delaware corporation in March 1999 and began substantive operations in November 1999. The Company formally changed its name to PayPal, Inc. in February 2001. The PayPal online payment product allows customers to transfer money to anyone with an email address. Customers create and fund their accounts through the Company's website (www.paypal.com). Payments are funded using a credit card, a bank account, or funds received from other customers. Customers can use the PayPal product to send payments to other customers as well as non-customers (who receive an email that alerts them that funds have been set aside in their name, and provides them with instructions on opening an account in order to claim the funds). The Company also provides its customers access to the PayPal Money Market Fund ("the Fund") as an investment alternative for available cash.

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

Reclassification

        Certain prior period balances and amounts have been reclassified to conform to the current period presentation.

Interim Basis of Presentation

        The accompanying condensed consolidated financial statements as of December 31, 2001 and March 31, 2002, and for the three months ended March 31, 2001 and 2002, respectively, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly PayPal's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2001 and 2002, respectively. These condensed consolidated financial statements and notes thereto should be read in conjunction with PayPal's audited consolidated financial statements and related notes included in PayPal's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 13, 2002. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

Revenue Recognition

        The Company earns transaction fees from processing transactions for certain customers. Revenue resulting from a transaction is recognized once the transaction is complete. A transaction fee is charged to customers meeting certain criteria (such as account type and volume of payments received per month), typically for funds they receive.

        The Company also recognizes investment management fees pursuant to a contractual agreement based upon the average net assets of the Fund. During the three months ended March 31, 2001, investment management fees were recognized over the period that assets are under management. Beginning in January 2002, the Company is waiving all of its investment management fees; however, this waiver could be revoked in the future. As of March 31, 2002 and December 31, 2001, customer funds invested in the Fund totaled approximately $70.3 million and $56.2 million, respectively. As of March 31, 2002 and December 31, 2001 the Company's cash and cash equivalents included approximately $25.0 million and $26.0 million invested in the Fund, respectively, of which $0 and $26.0 million, respectively, were funds being held on behalf of others.

        Prior to February 2002, as part of its cash management process, the Company earned interest on funds held on behalf of others by investing the funds that customers chose not to withdraw in bank money market accounts and money market equivalent securities. The interest income received on these investments was accrued and recognized as income in the period in which it was earned. On February 15, 2002, the Company received an advisory opinion from the Federal Deposit Insurance Corporation on the availability of pass-through FDIC insurance for its customers. This opinion concluded that pass-through FDIC insurance is available to the Company's customers if the Company (1) places pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintains records sufficient to identify the claim of each customer in the FDIC-insured account, (3) complies with applicable FDIC recordkeeping requirements, and (4) truly operates as an agent of its customers. Beginning in February 2002, the Company deposited all U.S.-based customer funds not transferred to the Fund in FDIC-insured bank accounts. The objective of this strategy was to obtain pass-through FDIC insurance for individual PayPal users covering their PayPal balances. Accordingly, nearly all of this revenue source ceased in February 2002.

        As these customer funds have been transferred into non-interest bearing accounts, the Company's revenues from interest on funds held for others in future periods will decline. For the three months ended March 31, 2001 and 2002, these revenues represented $1.1 million and $428,000, or 8% and 1% of the Company's total revenues, respectively. Cash and investments held as agent for these customers and the associated liabilities have been removed from the Company's balance sheet effective February 2002 and will continue in future periods. As of March 31, 2002, such custodial assets held for the benefit of customers totaled $188.5 million.

Investment Securities

        Prior to 2002, all of the Company's investment securities were classified as held to maturity and were reported at amortized cost. Those investments with maturities greater than three months and less than twelve months at the date of acquisition were considered short-term investments and those with maturities greater than twelve months at the date of acquisition were considered long-term investments. During the three months ended March 31, 2002, the Company transferred its investment securities to available for sale. Accordingly, the Company reports these investments at their fair market value with unrealized gains and losses recorded as a separate component of equity. The difference between the amortized cost of the investments and their fair market value was not material.

Reserves for Transaction Losses

        The Company is exposed to transaction losses due to fraud, as well as non-performance of third parties and customers. The Company establishes reserves for estimated losses arising from processing customer transactions, such as Automated Clearing House, or ACH, returns, debit card overdrafts, charge-backs for unauthorized credit card use and merchant related charge-backs due to non-delivery of goods or services. These reserves represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which the Company has not yet been notified. The Company faces a rolling window of uncertainty in their loss reserving which is inherently narrow in its range. Customers typically have up to 90 days to file transaction disputes (e.g., charge-backs or Regulation E disputes). Consequently, the time between loss reserving and realization is short. This technique enables the Company to estimate the total of expected losses by loss category, for example unauthorized use vs. merchant related losses, based on the historical charge-back reporting pattern. The total of expected losses, less the total amount of charge-backs incurred to date, equals the reserve for estimated losses incurred but not reported as of the reporting date.

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

        The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary materially from the current estimates. The Company regularly updates its reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The reserves are maintained at a level deemed appropriate by management to adequately provide for losses incurred at the balance sheet date.

Recent Accounting Pronouncements

  Goodwill and Other Intangibles

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment at least annually. Initial impairment losses arising upon adoption of SFAS No. 142 are to be reported as resulting from a change in accounting principle. The Company adopted SFAS No. 142 on January 1, 2002. See Note 7 for disclosure of the effects of adopting SFAS No. 142.

  Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 address the financial accounting and reporting for impairment of long-lived assets. The Company adopted SFAS 144 on January 1, 2002 and the adoption of this standard did not have a significant impact on the Company's financial position, cash flows, or results of operations.

  Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products

        Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The Company's adoption of EITF 01-09 resulted in a change of method of accounting for certain incentive offerings.

        The effect of adopting EITF 01-09 resulted in a reduction in both revenues and selling, general and administrative expense by $631,000 in the three months ended March 31, 2002. The Company has adjusted its results for the year ended December 31, 2001 and reduced revenues and selling, general and administrative expense accordingly. The impact of the adoption of EITF 01-09 was a reduction in both revenues and selling, general and administrative expense of $271,000 and $1.1 million for the three months ended March 31, 2001 and for the year ended December 31, 2001, respectively.

2.    NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income (loss) per share to the extent such shares are dilutive.

        The computation of basic and diluted net income (loss) per share is as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2002
Numerator:
Net income (loss)	$(29,258)	$1,231

Denominator:
Weighted average shares of common stock outstanding	9,391	35,333
Weighted average shares of common stock subject to repurchase	(3,965)	(3,014)

Denominator for basic net income (loss) per share	5,426	32,319
Common stock equivalents	—	27,024

Denominator for diluted net income (loss) per share	5,426	59,343

Net income (loss) per share:
Basic	$(5.39)	$0.04

Diluted	$(5.39)	$0.02

3.    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following (in thousands):

	December 31, 2001	March 31, 2002
Cash—Corporate	$3,172	$16,251
Cash equivalents—Corporate	2,588	32,814

Total	5,760	49,065

Cash—Customers' accounts	102,015	28,286
Cash equivalents—Customers' accounts	37,188	—

Total	139,203	28,286

Total cash and cash equivalents	$144,963	$77,351

        In February 2002, the Company transferred all U.S.-based customer funds not transferred into the Fund into non-interest-bearing bank accounts. As a result, substantially all cash and investments held for the benefit of customers and associated liabilities have been removed from the Company's balance sheet at March 31, 2002. (See Note 1).

4.    RESTRICTED CASH

        In connection with processing transactions with financial institutions, the Company pledges cash in the form of certificates of deposit and restricted money market accounts. The Company uses restricted cash to secure letters of credit with banks to provide collateral to other financial institutions for actual or contingent liabilities arising from potential charge-backs, adjustments, fees or other charges due to or incurred by the Company. The Company had pledged certificates of deposit totaling $1.1 million and $0 and restricted money market accounts totaling $0 and $1.7 million as of December 31, 2001 and March 31, 2002, respectively.

        In March 2002, the Company completed negotiations with First Data Resources, Inc. to increase the amount of its letter of credit to $7.0 million from $2.0 million at December 31, 2001 based on debit card volumes as per the agreement with First Data. In addition to the $2.0 million already secured by a certificate of deposit, the Company deposited $5.0 million into a restricted money market account, which is classified as restricted cash. If the volume decreases, or First Data's settlement risk otherwise decreases, the Company has the right to request, but not to require, a corresponding reduction in the letter of credit.

        Pursuant to a marketing agreement with Intuit, Inc. entered into in September 2000, the Company obtained an irrevocable standby letter of credit with a financial institution for this company, for the minimum payments due in accordance with the agreement. As of December 31, 2001 and March 31, 2002, the Company had pledged cash, in the form of a certificate of deposit, totaling approximately $500,000 to secure the letter of credit.

        Additionally, in accordance with facility lease agreements, the Company has irrevocable standby letters of credit with financial institutions and have pledged cash, in the form of certificates of deposit, in the amount of $2.2 million and $1.3 million and in the form of a restricted money market account in the amount of $0 and $962,000 as of December 31, 2001, and March 31, 2002, respectively, to secure the letters of credit.

        The Company is required to keep a minimum of $11.0 million on account with Wells Fargo Bank in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by the Company and held in a brokerage account at Wells Fargo. These securities totaled $11.3 million at March 31, 2002 and are accounted for as restricted securities.

        Until December 1, 2001, Chase Merchant Services (CMS) processed substantially all of the Company's credit card transactions. CMS remains responsible for any charge-backs from the Company's customers' credit card transactions that occurred prior to December 1, 2001. To protect CMS against the risk of such charge-backs, the Company had pledged certificates of deposit totaling $3.0 million at December 31, 2001. In December 2001, CMS had retained approximately an additional $11.3 million in settlement funds due to the Company in an escrow account. As of March 31, 2002, the $11.3 million amount had decreased to $7.5 million, resulting in $10.5 million of restricted cash for CMS as of such date. The Company believes that these balances will likely be reduced or eliminated within the next calendar year as the risk to CMS decreases over time. Accordingly, these balances have been classified as restricted cash.

        Pursuant to the Company's applications for money transmitter licenses in various states, the Company had to comply with statutory bonding requirements. In March 2002, the Company obtained a $6.6 million irrevocable standby letter of credit for the benefit of the bonding company from a financial institution to support the issuance of such bonds. As of March 31, 2002, the Company has pledged cash, in the form of certificates of deposit, totaling $6.6 million to secure the letter of credit. This amount is classified as restricted cash.

        Pursuant to an equipment lease agreement with an equipment manufacturer entered into in March 2002, the Company obtained an irrevocable standby letter of credit with a financial institution for the minimum payments due in accordance with the agreement. As of March 31, 2002, the Company had pledged cash, in the form of a certificate of deposit, totaling $414,000 to secure the letter of credit.

5.    RESERVE FOR TRANSACTION LOSSES

        The following summarizes the activity in the reserve for transaction losses for the three months ended March 31, 2002 (in thousands).

Balance at December 31, 2001	$7,233
Provision for transaction losses	6,908
Charge-offs	(10,889)
Recoveries	2,877

Balance at March 31, 2002	$6,129

6.    SEGMENT REPORTING

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

        The Company's chief operating decision-maker is considered to be the Chief Executive Officer. The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. This financial information is consistent with the information presented in the accompanying statements of operations. For the three months ended March 31, 2001 and 2002, the Company had no significant foreign operations. For the three months ended March 31, 2001 and 2002, revenues from transactions involving at least one customer located outside the U.S. totaled $1.5 million and $10.4 million, or approximately 10.4% and 21.3% of total revenue, respectively. There were no long-lived assets outside the U.S. during any period presented.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company reclassified the remaining unamortized balance of $99,000, representing acquired workforce from the merger with Confinity, Inc., to goodwill. The Company will no longer amortize further the remaining unamortized balance of goodwill of $15.6 million. Goodwill will be subject to annual impairment testing.

        The following table presents the effects of the adoption of SFAS 141 and SFAS 142 on the three months ended March 31, 2001 and 2002, as if the adoption had been applied on January 1, 2001.

	Three Months Ended March 31,
	2001	2002
	(in thousands except for per share amounts)
Reported net income (loss)	$(29,258)	$1,231
Goodwill amortization	15,453	—
Workforce amortization	99	—

Adjusted net income (loss)	$(13,706)	$1,231

Basic net income (loss) per share:
Reported net income (loss)	$(5.39)	$0.04
Goodwill amortization	2.84	—
Workforce amortization	0.02	—

Adjusted net income (loss)	$(2.53)	$0.04

Diluted net income (loss) per share:
Reported net income (loss)	$(5.39)	$0.02
Goodwill amortization	2.84	—
Workforce amortization	0.02	—

Adjusted net income (loss)	$(2.53)	$0.02

8.    COMPREHENSIVE INCOME (LOSS)

        The components of our comprehensive income (loss) for each period presented are as follows (in thousands):

	Three Months Ended March 31,
	2001	2002
Net (loss) income	$(29,258)	$1,231
Unrealized loss on available-for-sale investments	—	(123)

Comprehensive income (loss)	$(29,258)	$1,108

9.    INITIAL PUBLIC OFFERING

        In February 2002, the Company completed its initial public offering. Including the underwriters' exercise in full of their over-allotment option, the Company issued 6,210,000 shares of its common stock at a price of $13.00 per share. The Company received approximately $69.9 million in proceeds, net of underwriting discounts, commissions, and offering expenses. Simultaneously with the closing of the initial public offering, each outstanding share of Mandatorily Redeemable Convertible Preferred Stock was automatically converted into common stock based on the appropriate conversion ratio.

10.  WARRANTS

        During the three months ended March 31, 2002, warrants to purchase an aggregate of 17,603 shares of common stock were exchanged in a net cashless exercise for 11,827 shares of common stock.

        As of March 31, 2002, warrants to purchase an aggregate of 125,000 shares of common stock with an exercise price of $0.01332 per share remain outstanding and fully exercisable.

11.  NON-CASH DEFERRED STOCK-BASED COMPENSATION

        In January 2002, the Company granted options to purchase 75,000 and 4,120,597 shares of common stock at exercise prices of $6.00 and $12.00 per share, respectively. The Company recorded non-cash deferred stock-based compensation of $4.8 million, representing the difference between the exercise price and the fair value of the Company's common stock subject to the options granted. The non-cash deferred stock-based compensation will be amortized over the vesting periods of the respective grants. Also in January 2002, the Company agreed to accelerate the vesting of option grants for several employees as part of their separation agreements. This resulted in $497,000 of non-cash stock-based compensation expense. For the three months ended March 31, 2002, non-cash stock-based compensation expense approximated $4.9 million.

        The Company expects to amortize the $27.0 million of deferred stock-based compensation remaining at March 31, 2002 as follows (in thousands):

Nine months ending December 31, 2002	$8,785
Year ending December 31, 2003	8,892
Year ending December 31, 2004	6,390
Year ending December 31, 2005	2,884
Three months ending March 31, 2006	57

$27,008

        These amounts may change due to forfeitures, accelerations and additional grants of stock options.

12.  LEGAL MATTERS

Patent Litigation; Third Party Patent License Demand

        On May 7, 2002, Tumbleweed Communications Corp. filed a lawsuit for patent infringement against the Company in the United States District Court for the Northern District of California. Tumbleweed is a software company headquartered in Redwood City, California, that specializes in Internet security. The lawsuit claims infringement of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents. The Company believes that it does not infringe the '790 or '407 patents and will contest the suit vigorously.

        On February 15, 2002, the Company received a letter from counsel to NetMoneyIN, Inc., a privately held company based in Arizona. The letter from NetMoneyIN's counsel alleges that the Company is infringing claim 13 of U.S. patent Number 5,822,737 (the '737 patent) and claim number 1 of U.S. Patent Number 5,963,917 (the '917 patent), which is a continuation of the '737 patent, when the Company "engage(s) in working with merchant web sites to check credit card purchases." The '737 patent and the '917 patent relate to a financial transaction system for processing payments over a network, in particular for credit and debit card payments. The Company believes that it does not infringe the '737 or '917 patents, among other reasons because the Company does not provide direct credit or debit card processing for merchants. The Company has responded to this effect to the letter from NetMoneyIN's counsel. NetMoneyIN has not commenced any legal action against the Company; however, the letter from NetMoneyIN states that the Company will be sued if the Company remains unlicensed.

        If the Company were to conclude based on additional information that some element of the Company's processes are or might be covered by the Tumbleweed or NetMoneyIN patents, the Company might seek to negotiate and obtain licenses from these parties. If the Company were unwilling or unable to obtain a license from these third parties, the Company would remain subject to potential liability for patent infringement. Although the Company will contest any lawsuit vigorously, the Company cannot make assurances that it will prevail in the Tumbleweed lawsuit or if NetMoneyIN were to sue the Company for infringement of their patents. If any portions of the Company's service were found to be infringing their patents, then the Company would likely be unable to continue to offer those portions of the Company's service found to be infringing. The Company could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on the Company's business prospects, financial condition, and results of operations.

        On February 4, 2002, CertCo, Inc. filed a lawsuit for patent infringement against the Company in the United States District Court for the District of Delaware. CertCo is based in New York and describes itself as a "provider of transactional security and risk management products and services." On February 11, 2002, the Company filed a response to CertCo's lawsuit, denying CertCo's claim that the Company is infringing CertCo's patent, asserting that CertCo's patent is invalid, and asserting counterclaims for a declaratory judgment of both non-infringement and invalidity. On April 25, 2002, CertCo agreed to drop the patent infringement suit that it had asserted against the Company. The settlement involved an inconsequential payment by the Company and mutual releases.

Class Action Litigation

        On February 21, 2002, the Company was served with a lawsuit, Kamdar et al. v. PayPal et al., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by the Company. The suit claims that the Company has restricted funds or user accounts in a manner that breaches the Company's User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing the Company from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper. The Company believes its policies and procedures regarding account restrictions are appropriate and are an important part of its risk management system. On March 18, 2002, the Company removed the case from Superior Court in Santa Clara County to the United States District Court for the Northern District of California. On April 1, 2002, plaintiffs filed a motion to remand the case back to Superior Court. The Company is opposing the motion. The Company also filed its answer to the complaint on May 6, 2002, denying each substantive element of the plaintiffs' claim.

        On March 12, 2002, a separate lawsuit, Fawcett et al. v. PayPal, Inc. (now known as Comb et al. v. PayPal, Inc.), was filed in United States District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all persons who, at any time since the launch of the PayPal service in October 1999, have opened an account with the Company or had money electronically transferred from or to an account with another financial institution in connection with a PayPal transaction. The suit claims that we have (1) violated the Electronic Fund Transfer Act by, among other things, failing to conduct a good faith and timely investigation of errors reported by customers, failing to provisionally credit amounts alleged to be in error within ten business days, and failing to provide a telephone number and address readily available to the consumer for reporting unauthorized transactions; (2) converted funds of class members to the Company's own use through unlawful conduct; (3) transferred or retained from class members monies that we had no right to retain; (4) unjustly retained monies belonging to the class members; and (5) been negligent in not making dispute resolution information readily available for customers, making it difficult for customers to resolve disputes with the Company in an efficient and appropriate manner, and failing to establish and maintain adequate procedures concerning the transfer of funds. The suit also claims that the above alleged actions constitute unlawful, unfair, fraudulent and deceptive business practices under California law. On May 1, 2002, the plaintiffs filed an amended complaint, dropping one of the three named plaintiffs and added in causes of action under the California Consumers Legal Remedies Act. On May 10, 2002, the plaintiffs filed a motion for certification of their proposed plaintiff class.

        The plaintiffs seek an order (1) declaring that the Company has violated the Electronic Fund Transfer Act; (2) awarding statutory damages under the Electronic Fund Transfer Act, including actual damages, an award up to the lesser of $500,000 or 1 percent of the Company's net worth, and the plaintiff's costs and attorney's fees; (3) awarding treble damages and punitive damages; (4) awarding compensatory damages with interest; (5) awarding restitution of all monies that the Company wrongfully acquired from the class members and the general public; (6) awarding pre-judgment and post-judgment interest; (7) imposing a constructive trust upon any and all monies and assets the Company has wrongfully acquired from the class members; (8) declaring the arbitration provision in the PayPal User Agreement unenforceable; (9) awarding equitable and declaratory relief, including an injunction preventing the Company from continuing to engage in the alleged wrongful conduct, requiring the Company to return any gains from wrongful conduct, and requiring the Company to make corrective disclosures to customers; and (10) awarding such other relief as the court may find proper.

        The Company believes it has meritorious defenses to these lawsuits and will contest the suits vigorously. However, the ultimate resolution of these matters could have a material adverse effect on our financial condition and results of operations. Even if the Company prevails, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources. An estimate of the range of loss, if any, related to these matters cannot be made at this time given that the complaints did not specify the full amount of monetary damages claimed, the early stage of the matters and the limited amount of information available as of this date.

13.  SUBSEQUENT EVENTS

        During the second quarter of 2002, the Company moved its California headquarters from Palo Alto to Mountain View. The Company is seeking to sublease the Palo Alto property. Any charge for exiting the Palo Alto facility, for which the lease term extends through 2007, will be recorded upon determining any such loss. Total lease payments remaining under the Palo Alto lease approximate $8.0 million.

        MasterCard has adopted an amendment to its rules, effective May 1, 2002, which could require that the bank which processes MasterCard transactions for the Company must enter into a separate processing agreement directly with each customer that regularly uses PayPal to accept payment for goods or services. The Company's processing bank would also have to treat each such customer as the merchant for purposes of compliance with MasterCard rules, including rules regarding monitoring of, and direct payment to, merchants. The Company is unable at this time to predict how this amendment will affect its business, but it could require the Company to change the interrelationship among itself, its customers and its credit card processing bank in ways that would increase its costs, reduce the attractiveness of the Company's service or both. This amendment could also lead to the Company being unable to continue accepting MasterCard. In the three months ended March 31, 2002, approximately 15% of our aggregate dollar volume of payments was funded with a MasterCard credit card. The Company cannot predict how many of its customers who pay with a MasterCard credit card would switch to alternate forms of funding if the Company were to lose the ability to continue to accept MasterCard.

        See Note 12 for legal matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        This report contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable technology. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including, for example, our ability to compete with other payment systems, such as eBay Payments; the risk of loss due to fraud and disputes between senders and recipients; and the fact that our status under state, federal and international financial services regulation is unclear. Consequently, you should not place undue reliance on these forward-looking statements. We discuss many of these and other risks and uncertainties in greater detail under the section entitled, "Risk Factors That May Affect Future Results and Market Price of Stock" in Item 2 of Part I and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

        PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. Our network builds on the existing financial infrastructure of bank accounts and credit cards to create a global payment system. We currently offer our account-based system to users in 38 countries including the U.S. The PayPal product launched in October 1999; as of March 31, 2002, our network had grown to include 12.2 million personal accounts and 3.2 million business accounts. For the three months ended March 31, 2002:

  •
  we processed an average of 295,000 payments per day totaling $16.2 million in average daily volume;

  •
  our payment volume for business accounts, which we refer to as Gross Merchant Sales or GMS, totaled $1.3 billion;

  •
  our transaction and other fees equaled $48.3 million, or 3.3% of total payment volume, compared to our transaction processing expenses of $17.0 million, or 1.2% of total payment volume; and

  •
  our total accounts grew by an average of 28,000 per day at an average total marketing expense of $0.47 per new account, which includes an average promotional bonus cost of $0.04 per new account.

        We earn revenues from two sources: transaction and other fees, and interest on funds held for others. Transaction and other fees—which include fees on GMS, international funding and withdrawal fees, and debit card fees—comprised 99.1% of our revenues for the three months ended March 31, 2002. Beginning on March 22, 2002, we charge an additional fee to recipients of cross-border payments rather than to international senders. This is a change from our previous fee structure of charging international senders a fee of 2.6% plus $0.30 for each externally-funded payment. This change did not have a material impact to our revenues in the first quarter of 2002 and we do not expect this change to have a material effect on our revenues in future periods.

        For the three months ended March 31, 2002, our net income totaled $1.2 million. Excluding non-cash expenses of $5.8 million related to amortization of intangibles and stock-based compensation, our net income amounted to $7.0 million.

Revenue

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

        For the three months ended March 31, 2002, we charged business accounts a weighted average fee of 3.1% of GMS. For the three months ended March 31, 2001, we charged business accounts a weighted average of 2.1% of GMS. The increase in our weighted average GMS fee rate reflects price adjustments and increases effected during 2001. We do not charge transaction fees to personal accounts on payments they receive. During the three months ended March 31, 2002, we processed a total of 26.6 million payments of an average size of $55 per payment and a total of 24.7 million GMS payments of an average size of $53 per payment. During the three months ended March 31, 2001, we processed a total of 13.5 million payments at an average size of $48 per payment and a total of 11.2 million GMS payments at an average size of $49 per payment.

        We automatically deduct the GMS transaction fees from all payments received by business accounts. Thus, we do not need to bill or collect from our customers and we have no accounts receivable from GMS transaction fees. The majority of our business accounts currently pay our standard rate of 2.9% of GMS plus $0.30 for each payment received. As we have grown our customer base and have added features to our product, we have increased the prices charged to business accounts with no noticeable decline in volume.

	Three Months Ended March 31,
	2001	2002
	(in millions, except average payment amounts)
Total payment volume	$642.7	$1,460.4
Total number of payments	13.5	26.6
Average payment amount	$48	$55
Total GMS payment volume	$546.8	$1,313.8
Total number of GMS payments	11.2	24.7
Average GMS payment amount	$49	$53

  International Funding and Withdrawal Fees

        Towards the end of the first quarter of 2002, we began charging an additional fee to recipients of cross-border payments rather than charging fees to international senders. Upon activating our new fee structure for these transactions in March 2002, we ceased charging our international senders a fee for each payment funded externally; previously, this fee was 2.6% of the transaction amount plus $0.30 per payment. These fees are in addition to the GMS transaction fees paid by business account recipients of international payments. We have never charged senders located in the U.S. For withdrawals, we charge our international users a weighted average fee of 2.1% of the payment amount, which varies based on the recipient's country, plus approximately $1.00 for each withdrawal from their PayPal balance to their local bank accounts. In addition, for the three months ended March 31, 2002, we charged a weighted average currency risk spread of 1.1% of the withdrawal amount. During the three months ended March 31, 2002, we processed a total of 1.6 million international funding and withdrawal transactions at an average size of $88 per transaction. During the three months ended March 31, 2001, we processed a total of 400,000 international funding and withdrawal transactions at an average size of $85 per transaction. For the three months ended March 31, 2002, 20.0% of our payment volume involved international senders or recipients. For the same quarter, international funding and withdrawal fees plus GMS fees and other fees collected from senders or recipients that reside outside the U.S. accounted for 21.3% of our total revenues. We anticipate this percentage to continue to increase in the future as a result of our development of our multi-currency platform and the addition of features that increase international access to our product. We classify as international those users who register a non-U.S. address, credit card or bank account.

  Debit Card Fees

        The PayPal ATM/debit card enables selected PayPal business customers to withdraw money from their PayPal account balances at any ATM connected to the Cirrus or Maestro networks and to make purchases from any merchant that accepts MasterCard. As of March 31, 2002, we had 249,000 activated PayPal ATM/debit cards. For the three months ended March 31, 2002, we earned an average revenue rate of 1.6% of the transaction value from customers who used their cards to withdraw cash from ATMs or to make purchases. We currently pay holders of the PayPal ATM/debit card a 1.5% cash-back bonus on all PayPal ATM/debit card purchases if they join the PayPal Preferred Program. This program, targeted primarily at online auction sellers, requires that users advertise PayPal as their exclusive online payment option for their auction listings. We continue to evaluate this promotion and may change the bonus amounts or requirements in the future. At March 31, 2002, 61.0% of users of activated PayPal ATM/debit cards qualified for the 1.5% cash back on PayPal ATM/debit card purchases as participants in the PayPal Preferred Program. We net these cash back payments against PayPal ATM/debit card revenues for financial reporting purposes. For the three months ended March 31, 2002, our weighted average fee, net of cash back payments, for PayPal ATM/debit card purchases and withdrawals equaled 0.8%.

  Other Transaction Fees

        Our U.S. customers have the option of earning income on their PayPal balances by purchasing shares of our affiliated money market mutual fund, the Fund. We earn investment management fees on funds customers have chosen to invest in the Fund. The Fund is managed by PayPal Asset Management, a wholly-owned subsidiary of PayPal, Inc. and a Securities and Exchange Commission registered investment advisor. An independent broker-dealer distributes the Fund's shares. The Fund's shareholders have a corresponding amount of their money market fund balances automatically redeemed whenever they initiate PayPal payments.

        The Fund pays a variable rate of return. Prior to December 19, 2001, we earned a gross annual management fee of 1.9% on the average net assets held in the Fund and waived expenses of 0.4%. As of December 19, 2001, we increased the expense waiver to 1.8%. As a result, we currently earn no management fee on the assets held in the Fund. We can terminate or reduce the expense waiver in the future if we provide reasonable advance notice to shareholders. The Fund imposes a charge of 0.1% on the average net assets held in the Fund which is passed on to Barclays Global Fund Advisors. At March 31, 2002, approximately 400,000 of our customers chose to invest in the Fund; the aggregate amount of customer funds invested in the Fund at this date totaled $70.3 million, representing an average balance of $176 per account. These customers' balances accounted for 29.0% of all money held on behalf of others in the PayPal system as of that date.

        We also earn revenues from other transaction-related charges, such as check withdrawal fees and domestic and international charge-back fees.

  Interest on Funds Held for Others

        Customers have an available PayPal balance if they have received a payment or funded their account but have not yet elected to direct these funds elsewhere. Prior to the first quarter of 2002, we invested the balances in most of our customers' accounts in bank money market accounts, short-term money market securities and money market equivalent securities which yielded an average annual return of 3.76% during the year ended December 31, 2001. We recognize the interest income on these investments in the period in which we earn it. We expect interest income to fluctuate depending on changes in short-term interest rates and our overall amount of funds held for others. Beginning in February 2002, we deposit all U.S.-based customer funds not transferred to the Fund in FDIC-insured bank accounts. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, we received an advisory opinion from the FDIC in response to our request for an opinion on the availability of pass-through FDIC insurance. This opinion concluded that pass-through FDIC insurance would be available to our customers if we (1) place pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable recordkeeping requirements, and (4) truly operate as an agent of our customers. In connection with the Company's implementation of steps to establish that the Company is truly operating as an agent, in March 2002 the Company transferred customer funds previously held in bank money market accounts into non interest-bearing bank accounts.

        As customer funds have been transferred into non-interest bearing bank accounts, our revenues from interest on funds held for others will decline in future periods. In addition, substantially all cash and investments held for the benefit of customers and the associated liabilities have been removed from our balance sheet as of March 31, 2002. Customer cash and cash equivalents included in such off-balance sheet custodial accounts total $188.5 million as of March 31, 2002.

Operating Expenses

  Transaction Processing Expenses

        We incur transaction processing expenses when senders fund payments and when recipients withdraw funds.

        Senders fund PayPal payments from three sources:

  •
  their existing PayPal balances;

  •
  their bank accounts; or

  •
  their credit cards.

        The following table sets forth payment funding data for the periods presented:

	Three Months Ended March 31,
	2001	2002
	(in millions, except percentages)
Existing PayPal Balances
Payment amount funded	$153.3	$333.0
% of total payment amount sent	23.9%	22.8%
Number of transactions funded	3.6	5.5
% of total transactions sent	27.0%	20.6%
Bank Account Transfers
Payment amount funded	$176.1	$430.1
% of total payment amount sent	27.4%	29.5%
Number of transactions funded	3.4	8.8
% of total transactions sent	25.0%	33.3%
Credit Cards
Payment amount funded	$313.3	$697.3
% of total payment amount sent	48.8%	47.7%
Number of transactions funded	6.5	12.2
% of total transactions sent	48.1%	46.1%

        We bear all costs of funding payments into the PayPal system. We incur no incremental cost on payments funded from existing PayPal balances. For payments funded by bank account transfer, we incur a processing cost of $0.03 per transaction. On credit card-funded payments, we currently incur a cost of 1.9% of the payment amount plus $0.15 per payment. Credit card funding costs comprise the bulk of our funding costs and include interchange expenses, authorization and settlement expenses and fraud screen expenses. The percentage of our total payment volume funded with credit cards has decreased as customers increasingly have chosen to fund their payments via bank account transfers.

        Recipients withdraw funds by:

  •
  electronic funds transfer to their bank accounts;

  •
  withdrawing cash at any ATM connected to the Cirrus or Maestro networks using the PayPal ATM/debit card;

  •
  purchasing from merchants that accept MasterCard using either the PayPal ATM/debit card or our online Shop Anywhere feature; or

  •
  requesting a check from PayPal.

        We bear all costs associated with withdrawals from the PayPal system. On transfers to a recipient's U.S. bank account, we incur a processing cost of $0.03 per transaction. On transfers to a recipient's bank account in the sixteen countries where we offer withdrawals to local bank accounts, our processing cost varies based upon different banking network fees in the different countries. Our average processing cost for international bank account withdrawals for the three months ended March 31, 2002 equaled approximately $0.47. For ATM withdrawals and debit card purchases, we incurred a blended average per-transaction cost of approximately $0.15. Finally, we incurred a cost of $0.62 for each paper check we mail to our customers.

  Provision for Transaction Losses

        We incur transaction losses due to fraud and non-performance of third parties and customers. Examples of transaction losses include ACH returns, debit card overdrafts, charge-backs for unauthorized credit card use and merchant-related charge-backs due to non-delivery of goods or services. We establish reserves for transaction losses based on an accumulation of the estimated amounts, using an actuarial technique, necessary to cover all outstanding transaction losses, including losses incurred as of the reporting date but of which we have not yet been notified. This technique enables us to estimate the total expected losses by loss category, for example unauthorized use or merchant-related losses, based upon the historical charge-back reporting patterns in these categories. The total of expected losses less the total amount of charge-backs reported equals the reserve for estimated losses incurred but not reported. We base the reserve estimates on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses, typically within 90 days of the relevant transaction. We reflect recoveries in the reserve for transaction losses as collected.

        As a percentage of total payment volume, we incurred transaction losses of 0.48% for the three months ended March 31, 2001 and 0.47% for the three months ended March 31, 2002. Credit card charge-backs comprise our largest source of transaction loss expense.

        The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses.

  Customer Service and Operations

        Customer service and operations expenses consist primarily of salaries for network administration personnel, customer service and operations personnel, computer and communications equipment and cost of facilities. We have experienced a significant increase in customer service and operations expenses as a result of hiring personnel to support our payment volume growth.

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

        We have paid promotional bonuses from $5 to $10 to each qualified customer opening a new PayPal account and $5 to $10 to customers referring new qualified customers. The amounts paid do not and did not depend on whether the customer generates revenue for us. Currently, we offer a $5 promotional bonus to new U.S. customers who verify with us their bank account, sign up for our money market feature, and invest $250 in the money market fund. We also offer a $5 bonus to new international customers who confirm a credit card with us and make a PayPal payment of at least $100. Our $5 referral bonus is available to any PayPal account holder who refers a new customer who earns the $5 new account bonus by completing the above requirements. We deposit these amounts into customer accounts and expense them as incurred. We will evaluate the effectiveness of the promotional program and revise the offering from time to time.

  Non-cash Stock-based Compensation

        In connection with some employee stock option grants, we recorded non-cash deferred stock-based compensation based on the difference between the fair value of the common stock and the stock option exercise price of these stock options at the measurement date, typically the date of grant. We present this amount as a reduction of stockholders' equity and we amortize it over the vesting period of the applicable stock options. For the three months ended March 31, 2001 and 2002, we recorded non-cash stock-based compensation expense of $2.2 million and $4.9 million, respectively.

        These amounts may change due to forfeitures and additional grants of stock options.

  Amortization of Goodwill and Other Intangibles

        Goodwill and other intangibles resulted primarily from the merger between X.com Corporation and Confinity, Inc. in March 2000. Goodwill and Other Intagibles, net at December 31, 2001 totaled $16.4 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, we no longer will amortize goodwill and other intangibles with an indefinite useful life, but will test at least annually for impairment in accordance with SFAS No. 142. See Note 7 to the condensed consolidated financial statements for disclosure regarding the impact of the adoption of SFAS 142.

Results of Operations

        Due to the inherent difficulty in forecasting net revenues, it is also difficult to forecast income statement expense categories as a percentage of net revenues. Quarterly and annual income statement expense categories as a percentage of net revenues may be significantly different from historical or projected rates. As a general note, we expect costs to increase in absolute dollars across all income statement categories.

        The following table sets forth, for the periods indicated, certain data from our consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2001	2002
Transaction and other fees	92%	99%
Interest on funds held for others	8	1

Total revenues	100%	100%

Selected operating expenses:
Transaction processing expenses	63	35
Provision for transaction losses	22	14
Customer service and operations	50	21
Product development	15	6
Selling, general and administrative	37	11
Stock-based compensation	15	10
Amortization of goodwill and other intangibles	117	2

Total operating expenses	319	99

Income (loss) from operations	(219)	1
Interest and other income (expense), net	10	2

Income (loss) before income taxes	(209)	3
Provision for income taxes	—	—

Net income (loss)	(209%)	3%

  Comparison of Three Months Ended March 31, 2001 and 2002

  Revenue

        Transaction and Other Fees. A comparison of transaction and other fees for the three months ended March 31, 2001 and 2002 follows.

	Three Months Ended March 31,
			Percentage Increase
	2001	2002
	(in thousands, except percentages)
Transaction and other fees	$12,885	$48,333	275.1%
Gross Merchant Sales (GMS)	$546,848	$1,313,844	140.3%
Total payment volume	$642,737	$1,460,369	127.2%

        Transaction and other fees increased to $48.3 million for the three months ended March 31, 2002, from $12.9 million for the three months ended March 31, 2001, an increase of 275.1%. We attribute the increase in transaction fees primarily to:

  •
  The increase in fees on Gross Merchant Sales. Gross Merchant Sales increased to $1.3 billion for the three months ended March 31, 2002 from $546.8 million for the three months ended March 31, 2001. The average price we charged business accounts increased to 3.1% of the payment amount for the three months ended March 31, 2002 from 2.1% of the payment amount for the three months ended March 31, 2001.

  •
  Our introduction of international access. We launched international capability in November 2000. Revenues from fees assessed on international funding and withdrawals increased to $6.0 million for the three months ended March 31, 2002 from $900,000 for the three months ended March 31, 2001.

  •
  The launch of PayPal ATM/debit cards. We launched our ATM/debit card in January 2001. Revenues from debit card interchange and ATM fees net of debit card cash-back payments increased to $1.6 million for the three months ended March 31, 2002 from approximately $8,000 for the three months ended March 31, 2001.

        Interest on Funds Held for Others.    Revenues from interest earned on funds held for others decreased to $428,000 for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. Beginning in February 2002, we transferred all U.S.-based customer funds into non-interest bearing bank accounts. Accordingly, nearly all of this revenue source ceased in February 2002.

  Operating Expenses

        Transaction Processing Expenses.    Transaction processing expenses increased by $8.2 million, or 93.6%, to $17.0 million for the three months ended March 31, 2002 from $8.8 million for the three months ended March 31, 2001. We attribute this increase primarily to the growth of our total payment volume by 127.2% to $1.5 billion for the three months ended March 31, 2002 from $642.7 million for the three months ended March 31, 2001. As a percentage of total payment volume, total transaction processing expenses decreased to 1.2% from 1.4%. We attribute the decrease mainly to a reduction in the percentage of payment volume funded by credit cards to 47.7% for the three months ended March 31, 2002 from 48.8% for the three months ended March 31, 2001.

        Provision for Transaction Losses.    Provision for transaction losses increased by $3.8 million, or 122.6%, to $6.9 million for the three months ended March 31, 2002 from $3.1 million for the three months ended March 31, 2001. We attribute this increase primarily to the growth of our total payment volume by 127.2% to $1.5 billion for the three months ended March 31, 2002 from $642.7 million for the three months ended March 31, 2001. As a percentage of total payment volume, provision for transactions losses decreased to 0.47% for the three months ended March 31, 2002 from 0.48% for the three months ended March 31, 2001. The ratio of our transaction loss rate to total payment volume has decreased as a result of our continued efforts to control transaction losses.

        Customer Service and Operations.    A comparison of our customer service and operations expenses for the three months ended March 31, 2002 and 2001 follows.

	Three Months Ended March 31,
			Percentage Increase (Decrease)
	2001	2002
	(in thousands, except percentage, per payment and per account data)
Total number of payments	13,524	26,565	96.4%
Average number of accounts in period	6,359	14,105	121.8%
Customer service operations:
Expense	$7,064	$10,044	42.2%
Expense as a percentage of revenues	50.4%	20.6%	—
Per payment	$0.52	$0.38	(26.9)%
Per account per month	$0.37	$0.24	(35.1)%

        The absolute expense increased as we hired more employees to support our payment volume growth during 2001 and the three months ended March 31, 2002. We attribute the decrease in customer service and operations expenses as a percentage of revenues for the three months ended March 31, 2002 from the three months ended March 31, 2001 primarily to the fact that our revenues increased at a faster rate as we continued to experience economies of scale in our support infrastructure. We attribute the decrease in our customer service and operations costs on a per payment and per account basis primarily to a combination of a reduction in the rate of customer contacts per payment and improved efficiency. Customer service and operations expenses also include depreciation and amortization of fixed assets of $1.5 million and $929,000 for the three months ended March 31, 2002 and 2001, respectively.

        Product Development.    Product development expenses increased by $1.0 million, or 50.4%, to $3.0 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. As a percentage of revenues, product development expenses totaled 6.2% and 14.4% for the three months ended March 31, 2002 and 2001, respectively. The increase in the absolute expense figure reflects the expansion of our product development and engineering staff and related costs required to support our continued emphasis on product development. We attribute the decrease in product development expenses as a percentage of revenues for the three months ended March 31, 2002 from the three months ended March 31, 2001 mainly to the fact that revenues increased faster than product development expenses in these periods. Product development expenses also include depreciation and amortization of fixed assets of $300,000 and $455,000 for the three months ended March 31, 2002 and 2001, respectively.

        Selling, General and Administrative.    SG&A expenses increased by $310,000, or 6.0%, to $5.5 million for the three months ended March 31, 2002 from $5.2 million for the three months ended March 31, 2001. As a percentage of revenues, SG&A expenses equaled 11.2% and 36.9% for the three months ended March 31, 2002 and 2001, respectively. We experienced some increase in expenses from additional staffing levels and related costs required to manage and support our rapidly growing operations. However, this increase was more than offset by the decrease in our promotional bonus expenses due to the tightening of our requirements to receive sign-up and referral bonuses between the two periods. For each new account opened, average promotional bonus expenses increased to $0.04 for the three months ended March 31, 2002 from $0.03 during the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, we expensed as incurred promotion costs of $109,000 and $58,000, respectively. We attribute the decrease in SG&A expenses as a percentage of revenues for the three months ended March 31, 2002 from the three months ended March 31, 2001 primarily to the fact that revenues increased while SG&A expenses decreased as we enjoyed economies of scale in our corporate infrastructure.

        Non-cash Stock-based Compensation.    Non-cash stock-based compensation expense increased by $2.7 million, or 126.4%, to $4.9 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. We attribute the increase primarily to amortization of non-cash deferred stock-based compensation recognized relating to option grants during 2001 and the three months ended March 31, 2002 and the private placement of Class A stock to or for the benefit of our Chief Executive Officer. The allocation of non-cash stock-based compensation expense to each of the functional areas follows.

	Three Months Ended March 31,
	2001	2002
	(in thousands)
Customer service and operations	$157	$806
Product development	383	1,146
Selling, general and administrative	1,617	2,932

Total	$2,157	$4,884

        Amortization of Goodwill and Other Intangibles.    Our amortization expense decreased to $864,000 for the three months ended March 31, 2002 from $16.4 million for the three months ended March 31, 2001. We attribute this decrease to the adoption of SFAS 141 and 142 on January 1, 2002. See Note 7 to the condensed consolidated financial statements for disclosure.

        Interest, Other Income and Expenses, Net.    Interest, other income and expenses, net decreased by $707,000, or 50.6%, to $690,000 for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. Interest, other income and expenses, net consist primarily of interest earned on cash, cash equivalents and short-term and long-term investments, and other miscellaneous income and expenses.

Liquidity and Capital Resources

        Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock and our initial public offering. On February 21, 2002, we completed our initial public offering and received approximately $69.9 million in cash, net of underwriting discounts, commissions, and other related expenses. As of March 31, 2002, we had raised $285.5 million, net of issuance costs, from the sale of equity securities.

        Net cash provided by operating activities was $5.0 million and net cash used in operating activities was $114.0 million for the three months ended March 31, 2001 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2002 resulted primarily from the deposit of all U.S.-based customer funds not transferred into the Fund into FDIC-insured bank accounts with U.S. banks during the period. As a result, substantially all cash and investments held for the benefit of customers and the associated liabilities have been removed from our balance sheet at March 31, 2002. See Note 1 to our condensed consolidated financial statements. Net cash provided by operating activities for the three months ended March 31, 2001 resulted primarily from offsets to our net loss for non-cash charges for depreciation and amortization and from changes in our operating assets and liabilities.

        Net cash used in investing activities totaled $20.8 million for the three months ended March 31, 2001 and $23.1 million for the three months ended March 31, 2002. We primarily used the invested cash in the periods presented for purchases of investment securities and fixed assets.

        Net cash provided by financing activities totaled $37.5 million for the three months ended March 31, 2001 and $69.5 million for the three months ended March 31, 2002. Net cash provided by financing activities in the three months ended March 31, 2001 resulted primarily from the issuance of preferred stock to third parties. Net cash provided by financing activities in the three months ended March 31, 2002 resulted primarily from our initial public offering in February 2002.

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

Risk Factors That May Affect Future Results and Market Price of Stock

        Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

        For the three months ended March 31, 2002, our customers identified to us approximately 60.9% of the dollar volume of all payments made through the PayPal system as settlements from purchases made at online auction websites, particularly eBay. We rely on these transactions for a substantial portion of our customer base and our payment volume. We do not have any contractual relationship with eBay, and eBay owns a competing payment service, eBay Payments, also known as Billpoint. eBay could choose to restrict or prohibit its sellers from advertising PayPal for payments, or compel sellers to offer eBay Payments as a payment option for their auctions on eBay's site. Whether or not eBay imposes such restrictions, we expect eBay to continue to develop and promote its own payment service and to integrate that service tightly into its site in order to foster the use of its payment service. If our ability to process payments for purchases made on online auction websites, particularly eBay, became impaired, or if these online auction sites took additional steps to integrate their payment services, our business would suffer.

We face strong competitors and our market evolves rapidly. If we do not compete effectively, the demand for our product may decline, and our business would suffer.

        The market for our product is emerging, intensely competitive and characterized by rapid technological change. We compete with existing payment methods and other companies, including, among others:

  •
  eBay Payments, also known as Billpoint, a subsidiary of eBay Inc.;

  •
  Yahoo! PayDirect offered by Yahoo!;

  •
  c2it offered by Citigroup;

  •
  email payment services offered by the U.S. Postal Service through CheckFree;

  •
  MoneyZap and BidPay offered by Western Union, a subsidiary of First Data; and

  •
  credit card merchant processors that offer their services to online merchants, including First Data, Paymentech, VeriSign and Authorize.net.

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

Changes to card association rules or practices could negatively affect our service and, if we do not comply with the rules, could result in a termination of our ability to accept credit cards. In particular, MasterCard has amended its rules in a manner that could require significant changes to our processes or could prevent us from accepting MasterCard. If we are unable to accept credit cards, our competitive position would be seriously damaged.

        Because we are not a bank, we cannot belong to and directly access the Visa and MasterCard credit card associations or the ACH payment network. As a result, we must rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations and NACHA as they apply to merchants. The associations' member banks set these rules, and the associations interpret the rules. Some of those member banks compete with us. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we or our processors might find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards our competitive position would be seriously damaged.

        MasterCard has adopted an amendment to its rules, effective May 1, 2002, which could require that the bank which processes MasterCard transactions for us must enter into a separate processing agreement directly with each customer that regularly uses PayPal to accept payment for goods or services. Our processing bank would also have to treat each such customer as the merchant for purposes of compliance with MasterCard rules, including rules regarding monitoring of, and direct payment to, merchants. We are unable at this time to predict how this amendment will affect our business, but it could require us to change the interrelationship among us, our customers and our credit card processing bank in ways that would increase our costs, reduce the attractiveness of our service or both. This amendment could also lead to our inability to continue accepting MasterCard. In the three months ended March 31, 2002, approximately 15% of our aggregate dollar volume of payments were funded with a MasterCard credit card. We cannot predict how many of our customers who pay with a MasterCard credit card would switch to alternate forms of funding if we were to lose the ability to continue to accept MasterCard.

        In 2001, Visa indicated that some of our practices violated its operating rules, and we implemented changes in response. In January 2002, we received correspondence through our credit card processor that three issues remain unresolved. These issues relate to our international membership fees, our fees for international credit card funded payments, and our process for obtaining authorization to charge a customer's Visa account if the customer's ACH transfer fails. In connection with these issues, Visa has assessed fines on our processor totaling $105,000 in 2002 to date, which the processor has passed through to us. We have implemented changes to our practices to resolve these issues, including changing our fee structure so that we no longer assess fees on international credit card funded payments. However, we cannot give assurances that these changes will be successful in fully resolving Visa's concerns.

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

        For the three months ended March 31, 2001, our provision for transaction losses totaled $3.1 million, representing 0.48% of our total payment volume, and for the three months ended March 31, 2002, $6.9 million, representing 0.47% of our total payment volume. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Provision for Transaction Losses."

        When a sender pays a merchant for goods or services through PayPal using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Charge-backs may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the entire underlying transaction amount and for chargeback processing fees. If our charge-back rate becomes excessive, credit card associations also can require us to pay fines and could terminate our ability to accept their cards for payments. Early in 2001, as a result of high charge-back rates in the second half of 2000, MasterCard determined that we violated its operating rules by having excessive charge-backs and fined us. Although we resolved this situation to MasterCard's satisfaction and have reduced our charge-back rate, we cannot assure you that new causes of excessive charge-backs will not arise in the future.

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

        We incur substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. We also incur losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. Our merchant-related charge-backs totaled $5.1 million for the year ended December 31, 2000. The cumulative gross amount of charge-backs received through March 31, 2002 with respect to merchant-related disputes for transactions that occurred during the year ended December 31, 2001 totaled $16.9 million. The gross amount of charge-backs received through March 31, 2002 with respect to merchant-related disputes for transactions that occurred during the three months ended March 31, 2002 totaled $1.6 million. Our liability for such items could have a material adverse effect on our business, and if they become excessive, could result in our losing the right to accept credit cards for payment.

          Unauthorized use of credit cards and bank accounts could expose us to substantial losses. If we are unable to detect and prevent unauthorized use of cards and bank accounts, our business would suffer.

        The highly automated nature of, and liquidity offered by, our payment product makes us an attractive target for fraud. In configuring our product, we face an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as ours. We believe that several of our competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. Our gross amount of charge-backs, before reversals and internal recoveries, from unauthorized use of credit cards for transactions that occurred during the year ended December 31, 2000 totaled $8.9 million. During the four months between July and October 2000, we experienced a significant fraud episode and, as a result, we incurred gross losses due to unauthorized charge-backs totaling $5.7 million. This amount represented 64.0% of total charge-backs due to unauthorized transactions for the year ended December 31, 2000. For the year ended December 31, 2000, the amount of losses with respect to unauthorized use of bank accounts totaled $0.3 million. The cumulative gross amount of charge-backs received through March 31, 2002 with respect to unauthorized use of credit cards for transactions that occurred during the year ended December 31, 2001 totaled $6.9 million. For the year ended December 31, 2001, the amount of our losses with respect to unauthorized use of bank accounts totaled $1.2 million. The gross amount of charge-backs received through March 31, 2002 with respect to unauthorized use of credit cards for transactions that occurred during the three months ended March 31, 2002 totaled $1.0 million. For the three months ended March 31, 2002, the amount of our losses with respect to unauthorized use of bank accounts totaled $560,000.

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

        We operate in an industry subject to government regulation. We currently are subject to some states' money transmitter regulations, to federal regulations in our role as transfer agent and investment adviser to the Fund and to federal electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

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

        We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us, except for certain money transmitter licenses mentioned below. One or more states may conclude that, under its or their statutes, we are engaged in an unauthorized banking business. We have received written communications from regulatory authorities in New York, most recently in February 2002, and Louisiana expressing the view that our service constitutes an unauthorized banking business, and from authorities in California and Idaho that our service might constitute an unauthorized banking business. We have taken steps to address these states' concerns, and have received licenses to operate as a money transmitter in Louisiana and Idaho, but cannot provide assurances that these steps will be effective. If we are found to be engaged in an unauthorized banking business, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps we have taken to resolve these states' concerns are deemed sufficient by the state regulatory authorities, we could be subject to fines and penalties. In New York, for example, we could be subject to fines and penalties of at least $1,000 for each violation. Customers who are residents of New York received 6.8% and 6.7% of the total dollar volume of payments received through the PayPal service for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively.

          If we were found subject to or in violation of any laws or regulations governing money transmitters, we could be subject to liability and forced to change our business practices.

        A number of states have enacted legislation regulating money transmitters and we have applied for licenses under this legislation in 27 jurisdictions. To date, we have obtained licenses in eight states. As a licensed money transmitter, we are subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state regulatory agencies. If our pending applications were denied, or if we were found to be subject to and in violation of any money services laws or regulations, we also could be subject to liability or forced to cease doing business with residents of certain states or to change our business practices. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

          If we were found subject to or in violation of any laws or regulations governing electronic fund transfers, we could be subject to liability and forced to change our business practices.

        Although there have been no definitive interpretations to date, we have assumed that our product is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our product, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further our information gathering and disclosure practices. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our product. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the three months ended March 31, 2002, we processed approximately 295,000 transactions per day, and any violations could expose us to significant liability.

          We are subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on our business and could subject us to civil and criminal liability.

        We are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures, training for employees, designation of a compliance officer, and regular independent review of the program. Such a program must be in place by July 24, 2002. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to a fine and/or prosecution by the government. We are also subject to regulations that require us to report suspicious activities involving transactions of $2,000 or more and to obtain and keep more detailed records on the senders and recipients in transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 may require us to revise the procedures we take to verify the identity of our customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before opening an account, to obtain additional verification of international customers, or to monitor our customers' activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil penalties and forfeiture of significant assets.

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

        We currently offer our product to customers with credit cards in 37 countries outside the U.S. In sixteen countries outside the U.S.—Canada, the United Kingdom, Germany, the Netherlands, France, Australia, New Zealand, Hong Kong, Japan, Spain, Mexico, Singapore, Sweden, Denmark, Finland and Norway—customers can withdraw funds to local bank accounts. The status of our product as a bank, regulated financial institution or other regulated business in these countries is unclear. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend operations in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

          We are subject to U.S. and foreign government regulation of the Internet, the impact of which is difficult to predict. We could be exposed to significant liabilities and expenses if we are required to comply with new or additional regulations, and as a result, our business could suffer.

        There are currently few laws or regulations that apply specifically to the sale of goods and services on the Internet. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is unclear. Our liability if our customers violate laws on pricing, taxation, impermissible content, intellectual property infringement, unfair or deceptive practices or quality of services is also unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend.

        In 1998, the U.S. government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on Internet access or electronic commerce transactions. This moratorium has been extended until November 1, 2003. After that date, unless it is renewed, states and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on our business, results of operations and financial condition.

Our financial success will remain highly sensitive to changes in the rate at which our customers fund payments using credit cards rather than bank account transfers or existing PayPal account balances. Our profitability could be harmed if the rate at which customers fund using credit cards goes up.

        We pay significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the three months ended March 31, 2002, senders funded 47.7% of our payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

We rely on financial institutions, including several current or potential competitors, to process our payment transactions. Should any of these institutions decide to stop processing our payment transactions, our business could suffer.

        Because we are not a bank, we cannot belong to and directly access the credit card associations or the ACH payment network. As a result, we must rely on banks or their independent service operators to process our transactions. We currently use a subsidiary of Wells Fargo to process our ACH transactions, and Wells Fargo also offers credit card processing services to online merchants. First Data currently processes our debit card transactions, and First Data controls our competitor Western Union. If we could not obtain these processing services on acceptable terms from these sources or elsewhere, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

Increases in credit card processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

        From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to their interchange fees effective April 2002. Our credit card processors have the right to pass any increases in interchange fees on to us. Any such increased fees could increase our operating costs and reduce our profit margins. Furthermore, our credit card processors require us to pledge cash as collateral with respect to our acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that we are required to pledge could be increased at any time.

Customer complaints or negative publicity could affect use of our product adversely and, as a result, our business could suffer.

        Customer complaints or negative publicity about our customer service could diminish severely consumer confidence in and use of our product. Breaches of our customers' privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We received negative media coverage in the second half of 2000 and the first quarter of 2001, as well as public criticism from the Better Business Bureau, regarding customer disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. The number of customer service representatives we employed or contracted decreased slightly from 408 as of December 31, 2001 to 392 as of March 31, 2002. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.

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

We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability, which could affect adversely our ability to provide reliable service.

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

        Our revenues have grown from $14.0 million for the three months ended March 31, 2001, to $48.8 million for the three months ended March 31, 2002, and we intend to grow our business significantly. To support our growth plans, we may need to expand our existing management, operational, financial and human resources, customer service and management information systems and controls. We may be unable to expand these systems and to manage our growth successfully, and this inability would adversely affect our business.

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

        Our success and ability to compete in our markets depend, in part, upon our proprietary technology. We rely primarily on copyright, trade secret and trademark laws to protect our technology including the source code for our proprietary software, documentation and other proprietary information. While we have filed five patent applications, we have not been granted any patents for features of our electronic payment processing system. We cannot assure you that any of our patent applications will be granted or that if they are granted, they will be valid. A third party might try to reverse engineer or otherwise obtain and use our technology without our permission, allowing competitors to duplicate our products. In addition, the laws of some countries in which we sell our product may not protect software and intellectual property rights to the same extent as the laws of the U.S.

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

        We have been sued for patent infringement, including a suit by Tumbleweed Communications Corporation that is currently ongoing, and we could be sued at any time in the future by additional persons claiming patent infringement. If all or any portion of our service were found to infringe a patent, we could be required to restructure our payment system, stop offering our payment product altogether, or pay substantial damages or license fees to third party patent owners. Even if we prevail in a lawsuit, litigation can be expensive and can consume substantial amounts of management time and attention.

We have limited experience competing in international markets. Our international expansion plans will expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks, which could harm our business.

        In the three months ended March 31, 2002, we generated 21.3% of our revenue from transactions where we collected fees from senders or recipients that resided outside the U.S. We intend to expand use of our product in selected international markets. If we could not continue our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        To date, all of our recognized revenue has been denominated in U.S. dollars. For the three months ended March 31, 2002, we earned approximately 21.3% of our revenue from international markets, which in the future may be denominated in various currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

        We use the U.S. dollar as the functional currency of our system. Senders outside the U.S. fund their PayPal payments from credit card charges, which they must repay to their card issuer in local currency. In addition, for the countries where PayPal customers can withdraw their funds to local bank accounts, we must hold funds in Canadian dollars, British pounds, euros, Australian dollars, New Zealand dollars, Singapore dollars, Japanese yen, Mexican pesos, Swedish krona, Danish krone, Norwegian krone, and Hong Kong dollars to fund such withdrawals. Some of the revenues we generate outside the U.S. are subject therefore to unpredictable and indeterminate fluctuations if the values of international currencies change relative to the U.S. dollar.

        Other than our fixed and variable rate debt, we currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. Our revenue from interest on funds held for others and interest income on our invested corporate capital is sensitive to changes in the general level of U.S. interest rates and any declines of interest rates over time would reduce our revenues and interest income from our portfolio.

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

Effect of Recent Accounting Changes

  Goodwill and Other Intangibles

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require remeasurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required. Initial impairment losses arising upon adoption of SFAS No. 142 are to be reported as resulting from a change in accounting principle. We adopted SFAS 142 on January 1, 2002. See Note 7 for disclosure of the effects of adopting SFAS 142.

  Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 address the financial accounting and reporting for impairment of long-lived assets. We adopted SFAS 144 on January 1, 2002 and does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

  Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products

        Effective January 1, 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" pursuant to the implementation requirements stated therein. Our adoption of EITF 01-09 resulted in a change of method of accounting for certain incentive offerings.

        The effect of adopting EITF 01-09 resulted in a reduction in both revenues and selling, general and administrative expense by $271,000 in the three months ended March 31, 2002. We have adjusted its results for the year ended December 31, 2001 and reduced revenues and selling, general and administrative expense accordingly. The impact of the adoption of EITF 01-09 was a reduction in both revenues and selling, general and administrative expense of $271,000 and $1.1 million for the three months ended March 31, 2001 and for the year ended December 31, 2001, respectively. The adoption of EITF 01-09 did not have an effect on periods prior to the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Litigation; Third Party License Demand

        On May 7, 2002, Tumbleweed Communications Corp. filed a lawsuit for patent infringement against us in the United States District Court for the Northern District of California. Tumbleweed is a software company headquartered in Redwood City, California, that specializes in Internet security. The lawsuit claims infringement of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents. We believe that we do not infringe the '790 or '407 patents, and will contest the suit vigorously.

        On February 15, 2002, we received a letter from counsel to NetMoneyIN, Inc., a privately held company based in Arizona. The letter from NetMoneyIN's counsel alleges that we are infringing claim 13 of U.S. patent Number 5,822,737 (the '737 patent) and claim number 1 of U.S. Patent Number 5,963,917 (the '917 patent), which is a continuation of the '737 patent, when we "engage in working with merchant web sites to check credit card purchases." The '737 patent and the '917 patent relate to a financial transaction system for processing payments over a network, in particular for credit and debit card payments. We believe that we do not infringe the '737 or '917 patents, among other reasons because we do not provide direct credit or debit card processing for merchants. We have responded to this effect to the letter from NetMoneyIN's counsel. NetMoneyIN has not commenced any legal action against us; however, the letter from NetMoneyIN states that we will be sued if we remain unlicensed.

        If we were to conclude based on additional information that some element of our processes are or might be covered by the Tumbleweed or NetMoneyIN patents, we might seek to negotiate and obtain licenses from these parties. If we were unwilling or unable to obtain a license from these third parties, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit vigorously, we cannot make assurances that we will prevail in the Tumbleweed lawsuit or if NetMoneyIN were to sue us for infringement of their patents. If any portions of our service were found to be infringing their patents, then we would likely be unable to continue to offer those portions of our service found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, and results of operations.

        On February 4, 2002, CertCo, Inc. filed a lawsuit for patent infringement against us in the United States District Court for the District of Delaware. CertCo is based in New York and describes itself as a "provider of transactional security and risk management products and services." On February 11, 2002, we filed a response to CertCo's lawsuit, denying CertCo's claim that we are infringing CertCo's patent, asserting that CertCo's patent is invalid, and asserting counterclaims for a declaratory judgment of both non-infringement and invalidity. On April 25, 2002, CertCo agreed to drop the patent infringement suit that it had asserted against us. The settlement involved an inconsequential payment by us and mutual releases.

Class Action Litigation

        On February 21, 2002, we were served with a lawsuit, Kamdar et al. v. PayPal et al., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by PayPal. The suit claims that we have restricted funds or user accounts in a manner that breaches our User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing PayPal from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper. We believe our policies and procedures regarding account restrictions are appropriate and are an important part of our risk management system. On March 18, 2002, we removed the case from Superior Court in Santa Clara County to the United States District Court for the Northern District of California. On April 1, 2002, plaintiffs filed a motion to remand the case back to Superior Court. We are opposing the motion. We also filed our answer to the complaint on May 6, 2002, denying each substantive element of the plaintiffs' claim.

        On March 12, 2002, a separate lawsuit, Fawcett et al. v. PayPal, Inc. (now known as Comb et al. v. PayPal, Inc.), was filed in United States District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all persons who, at any time since the launch of the PayPal service in October 1999, have opened an account with PayPal or had money electronically transferred from or to an account with another financial institution in connection with a PayPal transaction. The suit claims that we have (1) violated the Electronic Fund Transfer Act by, among other things, failing to conduct a good faith and timely investigation of errors reported by customers, failing to provisionally credit amounts alleged to be in error within ten business days, and failing to provide a telephone number and address readily available to the consumer for reporting unauthorized transactions; (2) converted funds of class members to our own use through unlawful conduct; (3) transferred or retained from class members monies that we had no right to retain; (4) unjustly retained monies belonging to the class members; and (5) been negligent in not making dispute resolution information readily available for customers, making it difficult for customers to resolve disputes with us in an efficient and appropriate manner, and failing to establish and maintain adequate procedures concerning the transfer of funds. The suit also claims that the above alleged actions constitute unlawful, unfair, fraudulent and deceptive business practices under California law. On May 1, 2002, the plaintiffs filed an amended complaint, dropping one of the three named plaintiffs and added in causes of action under the California Consumers Legal Remedies Act. On May 10, 2002, the plaintiffs filed a motion for certification of their proposed plaintiff class.

        The plaintiffs seek an order (1) declaring that we have violated the Electronic Fund Transfer Act; (2) awarding statutory damages under the Electronic Fund Transfer Act, including actual damages, an award up to the lesser of $500,000 or 1 percent of our net worth, and the plaintiff's costs and attorney's fees; (3) awarding treble damages and punitive damages; (4) awarding compensatory damages with interest; (5) awarding restitution of all monies that we wrongfully acquired from the class members and the general public; (6) awarding pre-judgment and post-judgment interest; (7) imposing a constructive trust upon any and all monies and assets we have wrongfully acquired from the class members; (8) declaring the arbitration provision in the PayPal User Agreement unenforceable; (9) awarding equitable and declaratory relief, including an injunction preventing PayPal from continuing to engage in the alleged wrongful conduct, requiring PayPal to return any gains from wrongful conduct, and requiring PayPal to make corrective disclosures to customers; and (10) awarding such other relief as the court may find proper.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the fiscal quarter ended March 31, 2002, we issued and sold the following unregistered securities:

        (1)  In January 2002, we granted options to purchase 75,000 shares of our common stock at an exercise price of $6.00 per share and 4,120,597 shares of our common stock at an exercise price of $12.00 per share. These transactions were effected under Rule 701 and, in the case of certain consultants, Section 4(2) of the Securities Act.

        (2)  In February 2002, warrants to purchase an aggregate of 10,103 shares of our Common Stock with an exercise price of $2.38 per share were exchanged by Silicon Valley Bank in a net cashless exercise for 8,908 shares of our Common Stock. This transaction was effected in reliance on Section 4(2) of the Securities Act.

        (3)  In March 2002, warrants to purchase an aggregate of 7,500 shares of our Common Stock with an exercise price of $12.00 per share were exchanged by Comerica Bank in a net cashless exercise for 2,919 shares of our Common Stock. This transaction was effected in reliance on Section 4(2) of the Securities Act.

        The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth in this Item 2.

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

        We paid to the underwriters underwriting discounts and commissions totaling approximately $5.7 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $5.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $10.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $69.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        We have used approximately $11.6 million of the net proceeds of the public offering to fund certificates of deposit and restricted money market accounts required to support the growth of our transaction processing operations. We intend to continue to use the balance of the net proceeds for additional collateral requirements to support the growth of our transaction processing operations, for capital expenditures, and for other general corporate purposes, including continued international expansion and development of additional product features. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we invest the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

Exhibit Number		Description of Document
10.3		2001 Employee Stock Purchase Plan, as amended(1).
10.19	††	Credit Card Alliance Agreement, effective March 1, 2002, between PayPal, Inc. and Providian Bancorp Services(1).

    ††
    Confidential treatment requested.

    (1)
    Incorporated by reference to Exhibits filed with PayPal, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 13, 2002.

  (b)
  The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

    None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYPAL, INC.
Date: May 15, 2002	By:	/s/ ROELOF F. BOTHA Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

PAYPAL, INC. INDEX
PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PAYPAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts; unaudited)
PAYPAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share amounts; unaudited)
PAYPAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands; unaudited)
PAYPAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES