Form 10-Q
period 2002-06-30
PAYPAL INC
filed 2002-08-06
CIK 1103415

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

Yes ☒ No ☐

        As of July 15, 2002, there were 60,812,197 shares of the Registrant's Common Stock outstanding.

PAYPAL, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYPAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts; unaudited)

	December 31, 2001	June 30, 2002
ASSETS
Cash and cash equivalents—corporate	$5,760	$68,403
Cash and cash equivalents—customer accounts	139,203	33,911
Short-term investment securities—corporate	8,498	800
Restricted cash and investment securities—short-term	19,303	22,947
Funds receivable	32,074	54,106
Other receivables	920	4,054
Prepaid expenses and other current assets	5,419	3,784

Total current assets	211,177	188,005
Long-term investment securities—corporate	17,095	41,988
Long-term investment securities—customer accounts	5,032	—
Restricted cash and investment securities—long-term	11,869	7,657
Fixed assets, net	15,857	21,021
Goodwill and other intangibles, net	16,415	15,552
Other assets	1,132	1,020

Total assets	$278,577	$275,243

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to customers	$174,763	$70,087
Funds payable	4,459	16,077
Reserve for transaction losses	7,233	7,384
Accounts payable and accrued liabilities	6,975	12,819
Current portion of capital leases and other liabilities	2,222	2,133

Total current liabilities	195,652	108,500
Long-term portion of capital leases and other liabilities	3,013	6,526

Total liabilities	198,665	115,026

Mandatorily redeemable convertible preferred stock, par value $0.001:
197,869 and 10,000 shares authorized at December 31, 2001 and June 30, 2002, respectively; 173,421 and 0 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	279,224	—
Commitments and contingencies (Notes 13, 14 and 15)
Stockholders' equity (deficit):
Common stock, par value $0.001:
150,000 shares authorized; 11,077 and 60,671 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	11	61
Additional paid in capital	113,033	466,248
Non-cash deferred stock-based compensation	(26,676)	(23,039)
Stockholder notes	(2,403)	(1,960)
Accumulated other comprehensive income	—	424
Accumulated deficit	(283,277)	(281,517)

Total stockholders' equity (deficit)	(199,312)	160,217

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$278,577	$275,243

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Transaction and other fees	$18,744	$53,729	$31,629	$102,062
Interest on funds held for others	920	43	2,063	471

Total revenues	19,664	53,772	33,692	102,533

Transaction processing expenses	10,659	18,370	19,413	35,322
Provision for transaction losses	2,437	6,206	5,540	13,114
Customer service and operations (1)	7,216	10,366	14,280	20,410
Product development (1)	2,125	3,308	4,143	6,344
Selling, general and administrative (1)	5,488	7,284	10,660	12,766
Stock-based compensation	4,026	3,150	6,183	8,034
Amortization of goodwill and other intangibles	16,415	—	32,830	864
Non-recurring charges	—	5,534	—	5,534

Total operating expenses	48,366	54,218	93,049	102,388

Income (loss) from operations	(28,702)	(446)	(59,357)	145
Interest and other income (expense), net	1,052	1,181	2,449	1,871

Income (loss) before income taxes	(27,650)	735	(56,908)	2,016
Provision for income taxes	—	206	—	256

Net income (loss)	$(27,650)	$529	$(56,908)	$1,760

Net income (loss) per share:
Basic	$(4.47)	$0.01	$(9.80)	$0.04

Diluted	$(4.47)	$0.01	$(9.80)	$0.03

Shares used in calculating net income (loss) per share:
Basic	6,187	57,837	5,807	45,078

Diluted	6,187	64,337	5,807	61,840

(1) Amounts exclude stock-based compensation as follows:
Customer service and operations	$462	$318	$619	$1,124
Product development	392	1,045	775	2,191
Selling, general and administrative	3,172	1,787	4,789	4,719

Total	$4,026	$3,150	$6,183	$8,034

The accompanying notes are an integral part of these consolidated financial statements.

PAYPAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities
Net income (loss)	$(56,908)	$1,760
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Provision for transaction losses	5,540	13,114
Depreciation and amortization of fixed assets	2,511	4,101
Amortization of goodwill and other intangibles	32,830	864
Non-cash stock-based compensation	6,183	8,034
Non-recurring charges	—	5,534
Changes in operating assets and liabilities:
Restricted cash and investments	(2,072)	568
Funds receivable and other current receivables	(2,207)	(25,166)
Prepaid expenses and other assets	(1,273)	1,730
Due to customers	25,785	(104,676)
Charge-offs and recoveries to provision for transaction losses	(6,404)	(12,963)
Accounts payable and accrued liabilities	(1,814)	5,844
Funds payable and other liabilities	7,170	11,188

Net cash provided by (used in) operating activities	9,341	(90,068)

Cash flows from investing activities
Purchase of investment securities	(26,292)	(11,739)
Purchase of fixed assets	(4,595)	(9,955)

Cash used in investing activities	(30,887)	(21,694)

Cash flows from financing activities
Principal payments on capital lease obligations	—	(991)
Proceeds from issuance of preferred stock, net	37,433	—
Proceeds from issuance of common stock in initial public offering, net	—	69,924
Proceeds from exercise of stock options	544	181
Proceeds from repayments of stockholder notes	—	30
Payments to repurchase preferred stock	(750)	—
Payments to repurchase common stock	(350)	(31)

Cash provided by financing activities	36,877	69,113

Net increase (decrease) in cash and cash equivalents	15,331	(42,649)
Cash and cash equivalents at beginning of period	108,280	144,963

Cash and cash equivalents at end of period	$123,611	$102,314

Non-cash investing and financing activities:
Conversion of preferred stock to common stock upon initial public offering	$—	$279,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$173

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including but not limited to, reserves for contingencies and litigation, reserves for transaction losses, reserves for regulatory matters, lease termination costs, stock-based compensation expenses, income taxes and intangible assets and goodwill. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Reclassification

        Certain prior period balances and amounts have been reclassified to conform to the current period presentation.

Interim Basis of Presentation

        The accompanying condensed consolidated financial statements as of December 31, 2001 and June 30, 2002, and for the three and six months ended June 30, 2001 and 2002, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2001 and 2002, and cash flows for the six months ended June 30, 2001 and 2002. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and

Exchange Commission on March 13, 2002. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

Revenue Recognition

        The Company earns transaction fees from processing transactions for certain customers. Revenue resulting from a transaction is recognized once the transaction is complete. A transaction fee is charged to customers meeting certain criteria (such as account type and volume of payments received per month), typically for funds they receive.

        The Company also recognizes investment management fees pursuant to a contractual agreement based upon the average net assets of the PayPal Money Market Fund (the "Fund"). During the three and six months ended June 30, 2001, investment management fees were recognized over the period that assets were under management. Beginning in January 2002, the Company has waived all of its investment management fees; however, this waiver could be revoked in the future. As of June 30, 2002 and December 31, 2001, customer funds invested in the Fund totaled approximately $76.8 million and $56.2 million, respectively. As of June 30, 2002 and December 31, 2001, the Company's cash and cash equivalents included approximately $35.1 million and $26.0 million invested in the Fund, respectively, of which $0 and $26.0 million, respectively, were funds being held on behalf of others.

        Prior to February 2002, as part of its cash management process, the Company earned interest on funds held on behalf of others by investing the funds that customers chose not to withdraw in bank money market accounts and money market equivalent securities. The interest income received on these investments was accrued and recognized as income in the period in which it was earned. On February 15, 2002, the Company received an advisory opinion from the Federal Deposit Insurance Corporation on the availability of pass-through FDIC insurance for its customers. This opinion concluded that pass-through FDIC insurance is available to the Company's customers if the Company (1) places pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintains records sufficient to identify the claim of each customer in the FDIC-insured account, (3) complies with applicable FDIC recordkeeping requirements, and (4) truly operates as an agent of its customers. Beginning in February 2002, the Company deposited all U.S.-based customer funds not transferred to the Fund in non-interest bearing FDIC-insured bank accounts ("Agency Accounts"). The objective of this strategy was to obtain pass-through FDIC insurance for individual PayPal users covering their PayPal balances. Accordingly, nearly all of this revenue source ceased in February 2002.

        As these customer funds have been transferred into non-interest bearing Agency Accounts, the Company's revenues from interest on funds held for others in future periods will be minimal. For the three and six months ended June 30, 2002, these revenues represented $43,000 and $471,000, or 0.1% and 0.5% of the Company's total revenues, respectively and for the three and six months ended June 30, 2001, these revenues represented $920,000 and $2.1 million, or 4.7% and 6.1% of the Company's total revenues, respectively. Cash and investments held as agent for these customers and the associated liabilities have been removed from the Company's balance sheet effective February 2002 and will continue in future periods. As of June 30, 2002, such custodial assets held for the benefit of customers totaled $166.7 million.

        Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The Company's adoption of EITF 01-09 resulted in a change of method of accounting for certain incentive offerings.

        The effect of adopting EITF 01-09 resulted in a reduction in both revenues and selling, general and administrative expense by $220,000 and $851,000 in the three and six months ended June 30, 2002. The Company has adjusted its results for the years ended December 31, 2001 and 2000 and reduced revenues and selling, general and administrative expense accordingly. The impact of the adoption of EITF 01-09 was a reduction in both revenues and selling, general and administrative expense of $248,000 and $519,000 for the three and six months ended June 30, 2001 respectively.

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

Reserves for Transaction Losses

        The Company is exposed to transaction losses due to fraud, as well as non-performance of third parties and customers. The Company establishes reserves for estimated losses arising from processing customer transactions, such as Automated Clearing House, or ACH, returns, debit card overdrafts, chargebacks for unauthorized credit card use and merchant related chargebacks due to non-delivery of goods or services. These reserves represent an accumulation of the estimated amounts, using an actuarial technique, necessary to provide for transaction losses incurred as of the reporting date, including those to which the Company has not yet been notified. The Company faces a rolling window of uncertainty in their loss reserving which is inherently narrow in its range. Customers typically have up to 90 days to file transaction disputes (e.g., chargebacks or Regulation E disputes). Consequently, the time between loss reserving and realization is short. This technique enables the Company to estimate the total of expected losses by loss category, for example unauthorized use versus merchant related losses, based on the historical chargeback reporting pattern. The total of expected losses, less the total amount of chargebacks incurred to date, equals the reserve for estimated losses incurred but not reported as of the reporting date.

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

  Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

        The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company's financial position, cash flows or results of operations.

2.    NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period less weighted average shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income (loss) per share to the extent such shares are dilutive.

        The computation of basic and diluted net income (loss) per share is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Numerator:
Net income (loss)	$(27,650)	$529	$(56,908)	$1,760

Denominator:
Weighted average shares of common stock outstanding	9,657	60,706	9,524	48,020
Weighted average shares of common stock subject to repurchase	(3,470)	(2,869)	(3,717)	(2,942)

Denominator for basic net income (loss) per share	6,187	57,837	5,807	45,078
Common stock equivalents	—	6,500	—	16,762

Denominator for diluted net income (loss) per share	6,187	64,337	5,807	61,840

Net income (loss) per share:
Basic	$(4.47)	$0.01	$(9.80)	$0.04

Diluted	$(4.47)	$0.01	$(9.80)	$0.03

        The following table summarizes common equivalent shares that are not included in the denominator used in the diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Effect of common equivalent shares:
Mandatorily redeemable convertible preferred stock upon conversion to common stock	42,268	—	42,268	—
Stock options to purchase common stock	3,376	—	3,376	—
Warrants to purchase mandatorily redeemable convertible preferred stock and common stock	135	—	135	—
Unvested common shares subject to repurchase agreements	4,222	—	4,222	—

Total	50,001	—	50,001	—

3.    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following (in thousands):

	December 31, 2001	June 30, 2002
Cash—Corporate	$3,172	$26,417
Cash equivalents—Corporate	2,588	41,986

Total	5,760	68,403

Cash—Customers' accounts	102,015	33,911
Cash equivalents—Customers' accounts	37,188	—

Total	139,203	33,911

Total cash and cash equivalents	$144,963	$102,314

        Beginning in February 2002, cash and investments held as agent for customers whose funds are deposited in FDIC-insured accounts and the related liabilities are not included in the company's balance sheet. These custodial assets held for the benefit of customers totaled $166.7 million at June 30, 2002. (See Note 1).

4.    RESTRICTED CASH AND INVESTMENTS

        In connection with processing transactions with financial institutions, the Company may be required to pledge cash in the form of certificates of deposit and restricted money market accounts. The Company uses restricted cash to secure letters of credit with banks to provide collateral to other financial institutions for actual or contingent liabilities arising from potential chargebacks, adjustments, fees or other charges due to or incurred by the Company. The Company had pledged certificates of deposit totaling $1.1 million and $0 and restricted money market accounts totaling $0 and $1.8 million as of December 31, 2001, and June 30, 2002, respectively, to secure letters of credit.

        In March 2002, the Company completed negotiations with First Data Resources, Inc. to increase the amount of its letter of credit to $7.0 million from $2.0 million at December 31, 2001 based on debit card volumes as per the agreement with First Data. In addition to the $2.0 million already secured by a certificate of deposit, the Company deposited $5.0 million into a restricted money market account, which is classified as restricted cash. If the volume decreases, or First Data's settlement risk otherwise decreases, the Company has the right to request, but not to require, a corresponding reduction in the letter of credit. The Company had pledged certificates of deposit totaling $2.0 million and $2.0 million, and restricted money market accounts totaling $0 and $5.0 million as of December 31, 2001, and June 30, 2002, respectively, to satisfy this obligation to First Data.

        Pursuant to a marketing agreement with Intuit, Inc. entered into in September 2000, the Company obtained an irrevocable standby letter of credit with a financial institution for Intuit for the minimum payments due in accordance with the agreement. As of December 31, 2001 and June 30, 2002, the Company had pledged cash, in the form of a certificate of deposit, totaling approximately $500,000 to secure the letter of credit.

        In accordance with facility lease agreements, the Company has irrevocable standby letters of credit with financial institutions and has pledged cash, in the form of certificates of deposit, in the amount of $2.3 million and $1.3 million and in the form of a restricted money market account in the amount of $0 and $962,000 as of December 31, 2001, and June 30, 2002, respectively, to secure the letters of credit.

        The Company is required to keep minimum amounts on account with Wells Fargo Bank in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by the Company and held in a brokerage account at Wells Fargo. These securities totaled $5.6 million at June 30, 2002 and are classified as restricted securities.

        Until December 1, 2001, Chase Merchant Services (CMS) processed substantially all of the Company's credit card transactions. CMS remains responsible for any chargebacks from the Company's customers' credit card transactions that occurred prior to December 1, 2001. To protect CMS against the risk of such chargebacks, the Company had pledged certificates of deposit totaling $3.0 million at December 31, 2001. In December 2001, CMS had retained approximately an additional $11.3 million in settlement funds due to the Company in an escrow account. As of June 30, 2002, the $11.3 million amount had decreased to $3.4 million. Thus, the total amount of restricted cash for CMS as of June 30, 2002 was $6.4 million. The Company believes that these balances will likely be reduced or eliminated by the end of this calendar year as the risk to CMS decreases over time (see Note 15, Subsequent Events). Accordingly, these balances have been classified as restricted cash.

        Pursuant to the Company's money transmitter licenses in various states, the Company has to comply with statutory bonding requirements. In March 2002, the Company obtained a $6.6 million irrevocable standby letter of credit for the benefit of the bonding company from a financial institution to support the issuance of such bonds. As of June 30, 2002, the Company has pledged cash, in the form of certificates of deposit, totaling $6.6 million to secure the letter of credit. This amount is classified as restricted cash.

        Pursuant to an equipment lease agreement with an equipment manufacturer entered into in March 2002, the Company obtained an irrevocable standby letter of credit with a financial institution for the minimum payments due in accordance with the agreement. As of June 30, 2002, the Company had pledged cash, in the form of a certificate of deposit, totaling $414,000 to secure the letter of credit.

        The following table presents the Company's restricted cash and investments as of December 31, 2001 and June 30, 2002 (in thousands).

Beneficiary of Restricted Cash and Investments	December 31, 2001	June 30, 2002
	(in thousands)
Other financial institutions	$1,116	$1,807
First Data Resources, Inc.	2,000	7,007
Intuit, Inc.	504	504
Facility lease agreements	2,305	2,243
Wells Fargo Bank	10,964	5,600
Chase Merchant Services	14,283	6,387
Money transmitter license applications	—	6,642
Equipment lease	—	414

Total restricted cash and investments	$31,172	$30,604

Restricted cash and investment securities—short-term	$19,303	$22,947
Restricted cash and investment securities—long-term	11,869	7,657

	$31,172	$30,604

        In May 2002, the Company entered into an agreement with Wells Fargo to provide U.S. credit card processing services. The Company is required to complete the transition from its current processor, EPX, to Wells Fargo by November 2002. In connection with this agreement, the Company will be required to maintain a reserve of $3.0 million at all times as a security for the performance of the Company's obligations. Wells Fargo may increase this amount, but only as reasonably related to its potential liability for transactions that it processes for the Company. In connection with the termination of the relationship with EPX, the Company will be required to provide further amounts as collateral to cover chargebacks received by EPX after termination.

Investment Securities

        Prior to 2002, all of the Company's investment securities were classified as held to maturity and were reported at amortized cost. Those investments with maturities greater than three months and less than twelve months at the date of acquisition were considered short-term investments and those with maturities greater than twelve months at the date of acquisition were considered long-term investments. During the six months ended June 30, 2002, the Company transferred its investment securities to available for sale. Accordingly, the Company reports these investments at their fair market value with unrealized gains and losses recorded as a separate component of equity. The difference between the amortized cost of the investments and their fair market value was not material.

        The amortized cost and estimated fair value of investment securities is summarized below (in thousands):

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale securities:
Short-term investments:
U.S. Government agencies(1)	$1,400	$2	$—	$1,402
Long-term investments:
U.S. Government agencies(1)	13,119	71	—	13,190
Asset backed securities	8,582	11	—	8,593
Collateralized Mortgage Obligation	24,863	340	—	25,203

	46,564	422	—	46,986

Total securities	$47,964	$424	$—	$48,388

        The following table shows the estimated fair value of the Company's investment securities by year of maturity as of June 30, 2002 (in thousands).

	2002	2003 through 2006	2007 through 2011	2012 and thereafter	Total

Available for Sale securities:
U.S. Government agencies	$1,402	$13,190	$—	$—	$14,592
Asset backed securities(2)	—	—	—	8,593	8,593
Collateralized Mortgage Obligations(2)	—	—	10,269	14,934	25,203

Total securities	$1,402	$13,190	$10,269	$23,527	$48,388

(1)
Includes $600,000 of short-term investments and $5.0 million of long-term investments that were used as collateral to a financial institution for transaction processing for the Company.

(2)
Collateralized mortgage and asset backed securities are shown at contractual maturity; however, the average life of these securities may differ due to principal prepayments.

5.    RESERVE FOR TRANSACTION LOSSES

        The following summarizes the activity in the reserve for transaction losses for the three and six months ended June 30, 2002 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Beginning balance	$5,128	$6,129	$4,900	$7,233
Provision for transaction losses	2,437	6,206	5,540	13,114
Charge-offs	(5,122)	(9,651)	(10,150)	(20,540)
Recoveries	1,593	4,700	3,746	7,577

Ending balance	$4,036	$7,384	$4,036	$7,384

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

        The Company's chief operating decision-maker is considered to be the Chief Executive Officer. The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. This financial information is consistent with the information presented in the accompanying statements of operations. For the three and six months ended June 30, 2001 and 2002, the Company had no significant foreign operations. For the three months ended June 30, 2001 and 2002, revenues from customers located outside the U.S. totaled $2.6 million and $11.0 million, or approximately 13.5% and 20.5% of total revenue, respectively. For the six months ended June 30, 2001 and 2002, revenues from customers located outside the U.S. totaled $4.1 million and $21.4 million, or approximately 12.2% and 21.0% of total revenue, respectively. There were no material long-lived assets outside the U.S. during any period presented.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS No. 142 on January 1, 2002. Upon adoption, the Company reclassified the remaining unamortized balance of $99,000, representing acquired workforce from the merger with Confinity, Inc., to goodwill. The Company will no longer amortize the remaining unamortized balance of goodwill of $15.6 million. The Company completed the initial impairment test required by the adoption of SFAS No. 142 and concluded that no impairment charge was required. Goodwill will be subject to annual impairment testing.

        The following table presents net income (loss) and net income (loss) per share for the three and six months ended June 30, 2001 and 2002, excluding the effect of goodwill and workforce amortization for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(in thousands except for per share amounts)
Reported net income (loss)	$(27,650)	$529	$(56,908)	$1,760
Goodwill amortization	15,453	—	30,906	—
Workforce amortization	99	—	198	—

Adjusted net income (loss)	$(12,098)	$529	$(25,804)	$1,760

Basic net income (loss) per share:
Reported net income (loss)	$(4.47)	$0.01	$(9.80)	$0.04
Goodwill amortization	2.50	—	5.33	—
Workforce amortization	0.01	—	0.03	—

Adjusted net income (loss)	$(1.96)	$0.01	$(4.44)	$0.04

Diluted net income (loss) per share:
Reported net income (loss)	$(4.47)	$0.01	$(9.80)	$0.03
Goodwill amortization	2.50	—	5.33	—
Workforce amortization	0.01	—	0.03	—

Adjusted net income (loss)	$(1.96)	$0.01	$(4.44)	$0.03

        The components of goodwill and other intangibles are as follows (in thousands).

	December 31, 2001	June 30, 2002
Goodwill	$123,623	$124,413
Existing technology.	620	620
Customer base.	6,290	6,290
Assembled workforce	790	—
Licenses	10	10
Less: accumulated amortization	(114,918)	(115,781)

Goodwill and other intangibles, net	$16,415	$15,552

8.    COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) for each period presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$(27,650)	$529	$(56,908)	$1,760
Unrealized gain on available for sale investments	—	547	—	424

Comprehensive income (loss)	$(27,650)	$1,076	$(56,908)	$2,184

9.    STOCK OPTION PLANS

        A summary of the status of the Company's stock option plans and changes during the six months ended June 30, 2002 is presented below (share numbers in thousands):

	Six Months Ended June 30, 2002
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,336	$1.80
Granted	4,343	12.14
Exercised	(129)	1.36
Terminated/forfeited	(161)	5.64

Outstanding at end of period	6,389	$8.74

Options exercisable at end of period	2,129	$2.14

        The following table summarizes information about stock options outstanding at June 30, 2002 (share numbers in thousands):

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Exercise Price Range	Number Outstanding	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.04-$0.08	194	$0.08	7.32	194	$0.08
$0.13-$0.40	159	0.32	7.65	157	0.32
$1.20	1,440	1.20	8.61	1,361	1.20
$6.00	358	6.00	9.47	357	6.00
$12.00-$18.99	4,238	12.25	9.39	60	12.00

$0.04-$18.99	6,389	$8.74	9.11	2,129	$2.14

10.  WARRANTS

        During the three months ended March 31, 2002, warrants to purchase an aggregate of 17,603 shares of common stock were exchanged in a net cashless exercise for 11,827 shares of common stock. No warrants were exercised in the three months ended June 30, 2002.

        As of June 30, 2002, warrants to purchase an aggregate of 125,000 shares of common stock with an exercise price of $0.13 per share remain outstanding and fully exercisable.

11.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

        The following table summarizes the changes in mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) for the six months ended June 30, 2002 (in thousands):

			Stockholders' Equity (Deficit)
	Mandatorily Redeemable Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Non-Cash Deferred Stock-based Compensation		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount			Stockholder Notes
Balance at December 31, 2001	173,421	279,224	11,077	11	113,033	(26,676)	(2,403)	—	(283,277)	(199,312)
Issuance of common stock in initial public offering, net of issuance costs of $5,155	—	—	6,210	6	69,918	—	—	—	—	69,924
Conversion of preferred stock to common stock upon initial public offering	(173,421)	(279,224)	43,355	44	279,180	—	—	—	—	279,224
Repurchase of common stock	—	—	(111)	—	(31)	—	—	—	—	(31)
Issuance of stock options to employees at below fair market value, net of cancellations	—	—	—	—	3,967	(3,967)	—	—	—	—
Amortization of non-cash deferred stock-based compensation	—	—	—	—	—	7,604	—	—	—	7,604
Exercise of stock options and warrants	—	—	140	—	181	—	—	—	—	181
Forgiveness and repayment of stockholder notes	—	—	—	—	—	—	443	—	—	443
Unrealized holding gain on investment securities	—	—	—	—	—	—	—	424	—	424
Net income	—	—	—	—	—	—	—	—	1,760	1,760

Balance at June 30, 2002	—	$—	60,671	$61	$466,248	$(23,039)	$(1,960)	$424	$(281,517)	$160,217

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

12.  NON-CASH DEFERRED STOCK-BASED COMPENSATION

        In January 2002, the Company granted options to purchase 75,000 and 4,120,597 shares of common stock at exercise prices of $6.00 and $12.00 per share, respectively. The Company recorded non-cash deferred stock-based compensation of $4.8 million, representing the difference between the exercise price and the deemed fair value of the Company's common stock subject to the options granted. The non-cash deferred stock-based compensation will be amortized over the vesting periods of the respective grants. All option grants after January 2002 have been made at an exercise price equal to the market value of the Company's common stock at the time, and no non-cash deferred stock-based compensation was recorded for option grants made during the second quarter of 2002. For the three and six months ended June 30, 2002, non-cash stock-based compensation expense approximated $3.2 million and $8.0 million, respectively.

        The Company expects to amortize the $23.0 million of non-cash deferred stock-based compensation remaining at June 30, 2002 as follows (in thousands):

Six months ending December 31, 2002	$5,297
Year ending December 31, 2003	8,802
Year ending December 31, 2004	6,159
Year ending December 31, 2005	2,724
Three months ending March 31, 2006	57

$23,039

        These amounts may change due to forfeitures and additional grants of stock options.

13.  NON-RECURRING CHARGES

        During the three months ended June 30, 2002, the Company moved its California headquarters from Palo Alto to Mountain View. The Company's Palo Alto lease extends through 2007, with total lease commitments of $8.0 million. The Company is seeking to sublease the Palo Alto property, and has taken a non-recurring charge of $5.5 million for this lease and the disposal of fixed assets in this property. This charge is based upon management's best estimate of the liability, net of expected sublease income. This estimate may be revised in future periods.

14.  LEGAL AND REGULATORY MATTERS

        In addition to the matters discussed below, in the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings are not expected to have a material effect on the financial position or results of operations of the Company.

Bank Regulatory Matters

        Because the Company is not licensed as a bank, it is not permitted to engage in a banking business. The Company does not require customers to keep funds in the Company's system in order to use the Company's product. Although the definition of a "banking business" varies among state laws, and is not limited to entities that take deposits, the Company believes that its principal risk of being deemed to be engaged in unauthorized banking activities, as indicated in the concerns raised by the four states described below, arises from the possibility that the Company may be deemed to be keeping money on account for customers or otherwise accepting deposits. The Company has taken two principal steps intended to create the result that customers who carry balances available for future spending through PayPal are not "keeping money on account" with the Company:

  •
  as of November 2000, U.S.-based customers who choose to carry balances have had the option of investing those balances through a sweep arrangement to purchase shares of the PayPal Money Market Fund, which is a registered money market mutual fund. These shares are held by the customer directly, and the Company does not become the owner of the underlying funds, as it would in a deposit relationship.

  •
  as of August 2001, the Company changed its user agreement and the management of its customers' funds so that, for customers who choose to carry balances but do not enroll in the money market sweep, the Company acts as agent for the customers in placing their money in bank accounts, and the Company does not have discretion to loan out those funds, or spend the funds for its corporate purposes. The Company has established relationships with three banks under which it places customer funds outside of the Money Market Fund into Agency Accounts at these banks.

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

        The Company has been in recent contact with the staffs of each of these regulatory authorities. In March 2002, after reviewing information the Company had provided regarding the steps the Company had taken to change its service, Louisiana and Idaho issued money transmitter licenses to the Company, and California accepted the Company's money transmitter license for processing. These states have not, however, issued an opinion as to whether the Company is engaged in unauthorized banking under their state laws.

        On June 7, 2002, the Company received a letter from counsel to the New York Banking Department stating that the Department has concluded, based on its review of the Company's business model and the relationship between the Company and its customers created by the Company's User Agreement, that the Company is not currently engaged in illegal banking. The New York Banking Department remains free to change its conclusion if the Company changes its business model or its relationship with their customers. The New York Banking Department also encouraged the Company to submit an application to obtain a New York money transmitter license as soon as practicable. The Company submitted the application in June 2002.

        If the Company were found to be subject to and in violation of any banking laws or regulations in any state, not only the four that have expressed concern, the Company could be subject to liability, which in some states may include high fines for each day of noncompliance, or forced to cease doing business with residents of those states or to change the Company's business practices. Even if the Company is not forced to cease doing business with residents of certain states or to change its business practices to comply with banking laws and regulations, the Company could be required to obtain licenses or regulatory approvals that could impose a substantial cost on the Company. The need to comply with state laws prohibiting unauthorized banking activities could also limit the Company's ability to enhance the products and services it offers to customers.

        An estimate of the range of loss, if any, related to these matters, cannot be made at this time given the early stage of these matters and limited amount of information available as of this date. The ultimate resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

FDIC Advisory Opinion

        Beginning in the first quarter of 2002, the Company deposits all U.S.-based customer funds not transferred to the PayPal Money Market Reserve Fund in FDIC-insured bank accounts. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, the Company received an advisory opinion from the Federal Deposit Insurance Corporation (the "FDIC") on the availability of pass-through FDIC insurance for its customers. This opinion concluded that pass-through FDIC insurance would be available to the Company's customers if the Company (1) places pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintains records sufficient to identify the claim of each customer in the FDIC-insured account, (3) complies with applicable FDIC recordkeeping requirements, and (4) truly operates as an agent of its customers.

        In connection with the Company's implementation of steps to establish that the Company is truly operating as an agent, as set forth in the FDIC advisory opinion, in February 2002, the Company transferred customer funds previously held in bank money market accounts into non interest-bearing bank accounts.

        As these customer funds have been transferred into non-interest bearing accounts, the Company's revenues from interest on funds held for others in future periods will decline. For the three and six months ended June 30, 2002, these revenues represented $43,000, and $471,000 and 0.1% and 0.5% of the Company's total revenues, respectively. For the three and six months ended June 30, 2001, these revenues represented $920,000, and $2.1 million and 4.7% and 6.1% of the Company's total revenues, respectively. As a result, substantially all cash and investments held for the benefit of customers and the associated liabilities will be removed from the Company's balance sheet in future periods.

International

        The Company currently offers its product to customers with a credit card in 37 countries outside the U.S. The Company offers its product from the U.S., in English, and in U.S. dollars. For countries outside the U.S., it is not clear whether, in order to provide the Company's product in compliance with local law, the Company needs to be regulated as a bank or financial institution or in some other capacity. Additionally, the more the Company markets in, and provides a locally tailored service to, any country outside the U.S., the greater the risk that it will be required to be regulated in that jurisdiction. The Company is working with foreign legal counsel to identify and comply with applicable laws and regulations. Some of the foreign countries where the Company offers its product regulate banks, financial institutions and other businesses and operate under legal systems that could apply those laws to the Company's business even though the Company does not have a physical presence in those countries. For example, under the laws of France, the Company could be required to add special features to the Company's product or contract with a French bank in order to serve customers located in France. Violations of these rules could result in civil and criminal penalties. The Company may also be required to comply with the money laundering rules of non-U.S. countries where the Company offers its product, and failure to do so may lead to civil and criminal penalties.

        The Company expects to apply to the Financial Services Authority in the United Kingdom for a license to operate as an electronic money issuer under a new legal regime that came into operation in the United Kingdom on April 27, 2002. The licensing system for electronic money issuers in the United Kingdom was implemented pursuant to a European Union directive that applies to all member countries, and if the Company obtains a license from the United Kingdom it likely will be authorized to operate in all European Union member countries, subject to the terms of the license. Because the electronic money issuer regulatory system is new and has not yet been adopted by each of the member countries, the Company cannot provide assurances that other European Union countries will not impose additional requirements or seek to regulate the Company as a bank or other regulated financial institution. In addition, in order to obtain a license as an electronic money issuer from the United Kingdom or in other countries, the Company may be required to increase its local presence, change how it accounts for transactions by international customers or otherwise make changes to the Company's business that could increase costs. It would also be necessary to comply with capital adequacy requirements and requirements as to how money in customer accounts can be invested, with highly liquid and very low risk investments being stipulated. It is likely to be desirable to create a separate local subsidiary to obtain the necessary license.

        The Banking Development Department of the Hong Kong Monetary Authority sent the Company a letter dated June 3, 2002, which states that they are trying to determine whether the Company's service provided to Hong Kong users is considered as "taking deposits" under Hong Kong's banking laws. If it is, then those laws require that any advertising material issued by the Company to Hong Kong residents comply with Hong Kong law. Information that the Company posts on its Web site is considered to be advertising material for purposes of Hong Kong's Banking Ordinance. The Banking Ordinance would require the Company to add certain additional information to the material on its Web site or risk a fine or imprisonment. The Company's legal counsel has delivered to the Hong Kong Monetary Authority a response to their request for an opinion regarding the Company's obligations under U.S. agency law. At this preliminary stage, the Company believes that its service does not constitute "taking deposits" under the Hong Kong Banking Ordinance, and that even if it does, adding the information that Hong Kong would require be added to the Company's Web site would not have a material adverse effect on the Company. If, however, the Hong Kong Monetary Authority were to take the view that the Company's service involved not only "taking deposits" but also taking those deposits in Hong Kong, then the Company would likely need to be regulated as a bank in Hong Kong in order to allow Hong Kong customers to carry balances in the Agency Account.

        An estimate of the range of loss, if any, related to these matters cannot be made at this time given the early stage of the matters and the limited amount of information available as of this date. The ultimate resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Credit Card Association Rules

        MasterCard has adopted a clarification to its rules, effective May 1, 2002, which will require each customer that regularly uses PayPal to accept payment for goods or services, to enter into a contract with the bank that processes MasterCard transactions for the Company and to agree to observe MasterCard rules. The Company believes that it can comply with MasterCard's rule through changes to its User Agreement, but the Company is unable at this time to predict precisely how this rule will affect the Company's business. It could require the Company to change the interrelationship among the Company, the Company's customers and the Company's credit card processing bank in ways that could increase the Company's costs, reduce the attractiveness of the Company's services or both.

Patent Litigation; Third Party Patent License Demand

        On May 7, 2002, Tumbleweed Communications Corp. filed a lawsuit for patent infringement against the Company in the United States District Court for the Northern District of California. Tumbleweed is a software company headquartered in Redwood City, California, that specializes in Internet security. The lawsuit claims infringement of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents. The Company believes that it does not infringe the '790 or '407 patents and will contest the suit vigorously. In its answer filed May 28, 2002, the Company denied any infringement and asserted that the Tumbleweed patents are invalid. In addition, the Company brought counterclaims for declaratory judgment that the patents are not infringed and are invalid. The outcome of this matter could have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

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

        If the Company were to conclude based on additional information that some element of the Company's processes are or might be covered by the NetMoneyIN patent, the Company might seek to negotiate and obtain licenses from NetMoneyIN. If the Company were unwilling or unable to obtain a license from NetMoneyIN, the Company would remain subject to potential liability for patent infringement. Although the Company will contest the Tumbleweed lawsuit and any lawsuit by NetMoneyIN vigorously, the Company cannot make assurances that it will prevail in the Tumbleweed lawsuit or if NetMoneyIN were to sue the Company for infringement of their patents. If any portions of the Company's service were found to be infringing their patents, then the Company would likely be unable to continue to offer those portions of the Company's service found to be infringing. The Company could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on the Company's business prospects, financial condition, and results of operations and cash flows.

        On February 4, 2002, CertCo, Inc. filed a lawsuit for patent infringement against the Company in the United States District Court for the District of Delaware. On April 25, 2002, CertCo agreed to drop the patent infringement suit that it had asserted against the Company. The settlement involved an inconsequential payment by the Company and mutual releases.

Class Action Litigation

        As part of the Company's program to reduce fraud losses, it may restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by the Company's anti-fraud models as suspicious. On February 21, 2002, the Company was served with a lawsuit, Kamdar et al. v. PayPal, Inc., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by the Company. The suit claims that the Company has restricted funds or user accounts in a manner that breaches the Company's User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing the Company from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper. The Company believes its policies and procedures regarding account restrictions are appropriate and are an important part of its risk management system. On March 18, 2002, the Company removed the case from Superior Court in Santa Clara County to the United States District Court for the Northern District of California. On April 1, 2002, plaintiffs filed a motion to remand the case back to Superior Court. On June 11, 2002, the Company received notice of dismissal of this suit in connection with the filing of the Lee et al. vs. Paypal, Inc. lawsuit described below.

        A separate lawsuit, Lee et al. v. PayPal, Inc., was filed in Superior Court of the State of California in Santa Clara County on June 6, 2002. The plaintiffs in this action share the same counsel as the plaintiffs in the Kamdar action. The Lee action was filed on behalf of a purported class of all persons who hold or held PayPal accounts (a) that the Company restricted in their entirety, even though suspected frauds only implicate a portion of the funds in the accounts; (b) that the Company restricted without any reasonable ground to suspect user fraud or other justifiable basis, or (c) from which the Company deducted funds without justification, without completing an investigation, or without providing the user with the written results of the investigation within three business days of completing the investigation. Like the Kamdar action, this complaint claims that the Company has restricted funds or user accounts in a manner that breaches the Company's User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages, (4) an injunction preventing the Company from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper.

        On June 10, 2002, a separate class action Resnick et al. v. PayPal, Inc., was filed the U.S. District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all customers who use their PayPal account primarily for personal, family or household purposes. The plaintiffs in this action share the same counsel as the plaintiffs in the Kamdar and Lee actions. The Resnick suit alleges that the Company has violated the Electronic Fund Transfer Act. The plaintiffs seek an order awarding (1) actual and compensatory damages; (2) restitution and other equitable relief as the court deems proper; (3) treble damages and penalties under the Electronic Fund Transfer Act; (4) an injunction preventing the Company from continuing to convert the remaining funds in the plaintiffs' accounts; (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem just and proper.

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

        The Company believes it has meritorious defenses to these lawsuits and will contest the suits vigorously. However, the ultimate resolution of these matters could have a material adverse effect on our financial condition and results of operations and cash flows. Even if the Company prevails, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources. An estimate of the range of loss, if any, related to these matters cannot be made at this time given that the complaints did not specify the full amount of monetary damages claimed, the early stage of the matters and the limited amount of information available as of this date.

Suits Related to Proposed Merger

        On July 8, 2002, a complaint captioned Kathleen Rooney v. PayPal, Inc., John C. Dean, Jr., Shailesh J. Metha (sic), John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk, Peter A. Thiel, Max R. Levchin, and eBay Inc., C.A. No. 19733 was filed in Delaware Chancery Court. A second complaint captioned Louis Crespo v. PayPal, Inc., Peter A. Thiel, Max R. Levchin, John C. Dean, Jr., Shailesh Mehta, John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk, and eBay, Inc., C.A. No. 19735 was filed on July 9, 2002 in the same court. A third complaint captioned Daniel Lowe v. PayPal, Inc. Peter A. Thiel, Max R. Levchin, John C. Dean, Jr., Shailesh Mehta, John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk and eBay, Inc., C.A. No. 19745 was filed on July 10, 2002 in the same court. A fourth complaint captioned Dominic A. Castaldo v. Peter A. Thiel, Max R. Levchin, John C. Dean, Timothy M. Hurd, John A. Malloy, Shailesh J. Mehta, Michael J. Moritz, Elon R. Mush (sic), eBay Inc., and PayPal, Inc., Case File No. CV809326, was filed on July 10, 2002 in the Superior Court of the State of California for the County of Santa Clara. A fifth complaint captioned Pierre Biscaye v. Peter A. Thiel, Max R. Levchin, John C. Dean, Timothy M. Hurd, John A. Malloy, Shailesh J. Mehta, Michael J. Moritz, Elon R. Mush (sic), eBay Inc. and PayPal, Inc., Case File No. CV809663, was filed on July 23, 2002 in the Superior Court of the State of California for the County of Santa Clara.

        These lawsuits purport to be brought as class actions on behalf of all stockholders of the Company and allege that the defendants have breached fiduciary duties they allegedly owe to the Company's stockholders by entering into a merger agreement that contemplates that each share of the Company's common stock will be exchanged for 0.39 shares of eBay common stock. The complaints seek an injunction prohibiting the merger, unspecified monetary damages, and costs and attorneys' fees. The Company believes that these suits are without merit and intends to defend against them vigorously.

        An estimate of the range of loss, if any, related to these matters cannot be made at this time given that the complaints did not specify an amount of monetary damages claimed, the early stage of the matters and the limited amount of information available as of this date.

Online Gambling Investigations

        On July 9, 2002, the Company was served with a subpoena, dated July 5, 2002, issued by the Attorney General of the State of New York. The subpoena sought the production of documents on or before July 22, 2002 that are related to, among other things, the Company's transactions with merchants involved in online gambling activities. The stated purpose of the subpoena is to assist the

Attorney General in determining whether an action or proceeding should be instituted against the Company. On July 25, 2002, the Company met with representatives of the Attorney General of the State of New York and discussions between the Attorney General of the State of New York and the Company are ongoing. The deadline for the production of documents has been extended pending these discussions. No civil or criminal action or proceeding has been commenced against the Company by the Attorney General. The Company intends to continue to cooperate fully with the Attorney General in this matter.

        The Company has received federal grand jury subpoenas dated July 24, 2002, issued at the request of the United States Attorney for the Eastern District of Missouri. These two subpoenas seek the production of documents related to online gambling activities. The Company intends to cooperate fully with the United States Attorney's office in this matter.

        An estimate of the range of loss, if any, related to these matters cannot be made at this time given the early stage of the matters and the limited amount of information available as of this date.

15.  SUBSEQUENT EVENTS

        On July 2, 2002, the Company completed a $131.1 million secondary public offering of 6.9 million shares. The Company did not receive any proceeds from the transaction, other than for reimbursement to the Company of expenses related to this offering, as all shares were sold by existing stockholders.

        On July 7, 2002, the Company entered into a merger agreement with eBay Inc. Upon consummation of the merger, the Company will become a wholly owned subsidiary of eBay. The merger is expected to close around year-end 2002 upon satisfaction of customary closing conditions and receipt of governmental, shareholder and regulatory approvals. Under the terms of the agreement, the Company's stockholders will receive 0.39 shares of eBay common stock in exchange for each share of the Company's common stock. Outstanding stock options and warrants to purchase shares of the Company's stock will be converted to options and warrants to purchase shares of eBay common stock at the same exchange ratio. Based on eBay's stock price on July 5, 2002, the acquisition is valued at $1.5 billion. The merger agreement contains certain termination provisions that could require the Company to pay penalties of $5,000,000 or $45,000,000 and to reimburse eBay's expenses in the event that the merger is not completed.

        In May 2002, the Company entered into an agreement to purchase approximately 22 acres of land near Omaha, Nebraska, for approximately $3.7 million. Escrow closed on that land purchase on July 18, 2002. Also in May 2002, conditioned on the successful closing of the land purchase, the Company entered into an agreement to have a building constructed on this land at a cost of approximately $12.7 million. This 115,200 square foot facility will serve as our primary customer service and operations center, and the expected date of occupation is March 2003.

        In July 2002, Chase Merchant Services (CMS) released $3.0 million of the pledged certificates of deposit and an additional $300,000 that CMS had retained directly in an escrow account. These amounts had been used to cover CMS's chargeback risk (see Note 4).

        See Note 14 for legal and regulatory matters.

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

        This report contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable technology. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including, for example, the fact that there is no certainty that the proposed merger with eBay will be consummated, our ability to compete with other payment systems, such as eBay Payments; the risk of loss due to fraud and disputes between senders and recipients; and the fact that our status under state, federal and international financial services regulation is unclear. Consequently, you should not place undue reliance on these forward-looking statements. We discuss many of these and other risks and uncertainties in greater detail under the section entitled, "Risk Factors That May Affect Future Results and Market Price of Stock" in Item 2 of Part I and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

        PayPal enables any business or consumer with email to send and receive online payments securely, conveniently and cost-effectively. Our network builds on the existing financial infrastructure of bank accounts and credit cards to create a global payment system. We currently offer our account-based system to users in 38 countries including the U.S. The PayPal product launched in October 1999; as of June 30, 2002, our network had grown to include 14.1 million personal accounts and 3.7 million business accounts. For the three months and six months ended June 30, 2002:

  •
  we processed an average of 316,000 and 306,000 payments per day totaling $17.8 million and $17.0 million in average daily volume, respectively;

  •
  our payment volume for business accounts, which we refer to as Gross Merchant Sales or GMS, totaled $1.45 billion and $2.76 billion, respectively;

  •
  our transaction and other fees equaled $53.7 million and $102.1 million, or 3.3% and 3.3% of total payment volume, respectively, compared to our transaction processing expenses of $18.4 million and $35.3 million, or 1.1% and 1.1% of total payment volume, respectively; and

  •
  for the three months ended June 30, 2002, our total accounts grew by an average of 27,000 per day at an average total marketing expense of $0.59 per new account, which includes an average promotional bonus cost of $0.11 per new account. For the six months ended June 30, 2002, our total accounts grew by an average of 28,000 per day at an average total marketing expense of $0.53 per new account, which includes an average promotional bonus cost of $0.09 per new account.

        We earn revenues from two sources: transaction and other fees, and interest on funds held for others. Transaction and other fees—which include fees on GMS, international fees and debit card fees—comprised 99.9% and 99.5% of our revenues for the three and six months ended June 30, 2002, respectively. Towards the end of the first quarter of 2002, we began charging an additional fee to recipients of cross-border payments rather than charging fees to international senders.

        For the three and six months ended June 30, 2002, our net income totaled $529,000 and $1.8 million, respectively. Excluding non-cash expenses of $3.2 million and $8.9 million related to amortization of intangibles and stock-based compensation and non-recurring charges of $5.5 million and $5.5 million, our net income amounted to $9.2 million and $16.2 million for the three and six months ended June 30, 2002, respectively.

Revenues

  Transaction and Other Fees

        We recognize revenue from transaction and other fees when the transaction completes and no further obligations exist.

  Fees on Gross Merchant Sales

        We generate revenues primarily from transaction fees on the total dollar volume of payments made to all domestic and international business accounts. We refer to this dollar volume as Gross Merchant Sales, or GMS. We charge these transaction fees only to the payment recipient and not to the sender.

        For the three and six months ended June 30, 2002, we charged business accounts a weighted average fee of 3.1% and 3.1% of GMS, respectively. For the three and six months ended June 30, 2001, we charged business accounts a weighted average of 2.5% and 2.3% of GMS, respectively. The increase in our weighted average GMS fee rate reflects price adjustments and increases effected during 2001. We do not charge transaction fees to personal accounts on payments they receive. During the three and six months ended June 30, 2002, we processed a total of 28.8 million and 55.3 million payments of an average size of $56 and $56 per payment and a total of 26.8 million and 51.5 million GMS payments of an average size of $54 and $54 per payment, respectively. During the three and six months ended June 30, 2001, we processed a total of 15.1 million and 28.6 million payments at an average size of $50 and $49 per payment and a total of 13.1 million and 24.3 million GMS payments at an average size of $50 and $50 per payment, respectively.

        We automatically deduct the GMS transaction fees from all payments received by business accounts. Thus, we do not need to bill or collect from our customers and we have no accounts receivable directly from customers. The majority of our business accounts currently pay our standard rate of 2.9% of GMS plus $0.30 for each payment received. As we have grown our customer base and have added features to our product, we have increased the prices charged to business accounts with no noticeable decline in volume.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(in millions, except average payment amounts)
Total payment volume	$746.9	$1,615.4	$1,389.6	$3,075.7
Total number of payments	15.1	28.8	28.6	55.3
Average payment amount	$50	$56	$49	$56
Total GMS payment volume	$663.0	$1,449.0	$1,209.9	$2,762.9
Total number of GMS payments	13.1	26.8	24.3	51.5
Average GMS payment amount	$50	$54	$50	$54

  International Fees

        Towards the end of the first quarter of 2002, we began charging an additional fee to U.S. and non-U.S. business account recipients of cross-border payments. Upon activating our new fee structure for these transactions in March 2002, we ceased charging our international senders a fee for each payment funded externally; previously, this fee was 2.6% of the transaction amount plus $0.30 per payment. These cross-border fees are in addition to the GMS transaction fees paid by business account recipients of international payments. We have never charged senders located in the U.S. For withdrawals, we charge our international users a per item transaction fee and a markup, which consists of a currency conversion rate plus a risk spread. For the three and six months ended June 30, 2002, the per item transaction fee across all countries was approximately $1.00 per withdrawal and the markup was 3.0% and 3.1% of the withdrawal amount, respectively. During the three and six months ended June 30, 2002, we processed a total of 2.0 million and 3.6 million international funding and withdrawal transactions at an average size of $92 and $90 per transaction, respectively. During the three and six months ended June 30, 2001, we processed a total of 633,000 and 1,033,000 international funding and withdrawal transactions at an average size of $88 and $87 per transaction, respectively. For the three and six months ended June 30, 2002, 23.5% and 21.8% of our payment volume respectively involved international senders or recipients. For the same three and six months, international fees plus GMS fees and other fees collected from senders or recipients that reside outside the U.S. accounted for 20.5% and 21.0% of our total revenues. We anticipate that this percentage will continue to increase in the future as a result of our development of our multi-currency platform and the addition of features that increase international access to our product. We classify as international those users who register a non-U.S. address, credit card or bank account.

  Debit Card Fees

        The PayPal ATM/debit card enables selected PayPal business customers to withdraw money from their PayPal account balances at any ATM connected to the Cirrus or Maestro networks and to make purchases from any merchant that accepts MasterCard. As of June 30, 2002, we had 298,000 activated PayPal ATM/debit cards. For the three and six months ended June 30, 2002, we earned an average revenue rate of 1.7% and 1.7% of the transaction value from customers who used their cards to withdraw cash from ATMs or to make purchases. We currently pay holders of the PayPal ATM/debit card a 1.5% cash-back bonus on all PayPal ATM/debit card purchases if they join the PayPal Preferred Program. This program, targeted primarily at online auction sellers, requires that users advertise PayPal as their exclusive online payment option for their auction listings. We continue to evaluate this promotion and may change the bonus amounts or requirements in the future. At June 30, 2002, 62.9% of users of activated PayPal ATM/debit cards qualified for the 1.5% cash back on PayPal ATM/debit card purchases as participants in the PayPal Preferred Program. We net these cash back payments against PayPal ATM/debit card revenues for financial reporting purposes. For the three and six months ended June 30, 2002, our weighted average fee, net of cash back payments, for PayPal ATM/debit card purchases and withdrawals equaled 0.9% and 0.8%, respectively.

  Other Transaction Fees

        Our U.S. customers have the option of earning income on their PayPal balances by purchasing shares of our affiliated money market mutual fund, the PayPal Money Market Fund, or "the Fund". We earn investment management fees on funds customers have chosen to invest in the Fund. The Fund is managed by PayPal Asset Management, Inc., a wholly-owned subsidiary of the Company and a Securities and Exchange Commission registered investment advisor. An independent broker-dealer distributes the Fund's shares. The Fund's shareholders have a corresponding amount of their money market fund balances automatically redeemed whenever they initiate PayPal payments.

        The Fund pays a variable rate of return. Prior to December 19, 2001, we earned a gross annual management fee of 1.8% on the average net assets held in the Fund and waived expenses of 0.4%. As of December 19, 2001, we increased the expense waiver to 1.8%. As a result, we currently earn no management fee on the assets held in the Fund. We can terminate or reduce the expense waiver in the future if we provide reasonable advance notice to shareholders. The Fund imposes a charge of 0.1% on the average net assets held in the Fund which is passed on to Barclays Global Fund Advisors. At June 30, 2002, approximately 436,000 of our customers chose to invest in the Fund; the aggregate amount of customer funds invested in the Fund at this date totaled $76.8 million, representing an average balance of $176 per account. These customers' balances accounted for 26.6% of all money held on behalf of others in the PayPal system as of that date.

        We also earn revenues from other transaction-related charges, such as check withdrawal fees and domestic and international chargeback fees.

  Interest on Funds Held for Others

        Customers have an available PayPal balance if they have received a payment or funded their account but have not yet elected to direct these funds elsewhere. Prior to the first quarter of 2002, we invested the balances in most of our customers' accounts in bank money market accounts, short-term money market securities and money market equivalent securities which yielded an average annual return of 3.8% during the year ended December 31, 2001. We recognized the interest income on these investments in the period in which we earn it. We expect interest income to fluctuate depending on changes in short-term interest rates and our overall amount of funds held for others. Beginning in February 2002, we began to deposit all U.S.-based customer funds not transferred to the Fund in FDIC-insured bank accounts. The objective of this strategy is to obtain pass-through FDIC insurance for individual PayPal users covering their available PayPal account balances. On February 15, 2002, we received an advisory opinion from the FDIC in response to our request for an opinion on the availability of pass-through FDIC insurance. This opinion concluded that pass-through FDIC insurance would be available to our customers if we (1) place pooled customer funds in bank accounts denominated "PayPal as Agent for the Benefit of its Customers" or similar caption, (2) maintain records sufficient to identify the claim of each customer in the FDIC-insured account, (3) comply with applicable recordkeeping requirements, and (4) truly operate as an agent of our customers. In connection with our implementation of steps to establish that we are truly operating as an agent, in February 2002 we transferred customer funds previously held in bank money market accounts into non interest-bearing Agency Accounts.

        As a result, most cash and investments held for the benefit of customers and the associated liabilities have been removed from our balance sheet as of June 30, 2002. Customer cash and cash equivalents included in such off-balance sheet custodial accounts total $166.7 million as of June 30,

2002. Although PayPal no longer will benefit from interest on U.S.-based customer funds, we expect reduced expenses as a result of compensating balance arrangements.

Operating Expenses

  Transaction Processing Expenses

        We incur transaction processing expenses when senders fund payments and when recipients withdraw funds.

        Senders fund PayPal payments from three sources:

  •
  their existing PayPal balances;

  •
  their bank accounts; or

  •
  their credit cards.

        The following table sets forth payment funding data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(in millions, except percentages)
Existing PayPal Balances
Payment amount funded	$166.0	$364.6	$319.3	$697.5
% of total payment amount sent	22.2%	22.6%	23.0%	22.7%
Number of transactions funded	3.6	5.6	7.3	11.1
% of total transactions sent	24.2%	19.6%	25.5%	20.1%
Bank Account Transfers
Payment amount funded	$203.7	$504.4	$379.8	$934.6
% of total payment amount sent	27.3%	31.2%	27.3%	30.4%
Number of transactions funded	4.2	9.9	7.5	18.8
% of total transactions sent	27.6%	34.5%	26.4%	33.9%
Credit Cards
Payment amount funded	$377.2	$746.4	$690.5	$1,443.6
% of total payment amount sent	50.5%	46.2%	49.7%	46.9%
Number of transactions funded	7.3	13.2	13.8	25.4
% of total transactions sent	48.2%	45.9%	48.1%	46.0%

        We bear all costs of funding payments into the PayPal system. We incur no incremental cost on payments funded from existing PayPal balances. For payments funded by bank account transfer, we incur a processing cost of $0.01 per transaction. On credit card-funded payments, we currently incur a cost of 1.9% of the payment amount plus $0.15 per payment. Credit card funding costs comprise the bulk of our funding costs and include interchange expenses, authorization and settlement expenses and fraud screen expenses. The percentage of our total payment volume funded with credit cards has decreased as customers increasingly have chosen to fund their payments via bank account transfers.

        Recipients withdraw funds by:

  •
  electronic funds transfer to their bank accounts;

  •
  withdrawing cash at any ATM connected to the Cirrus or Maestro networks using the PayPal ATM/debit card;

  •
  purchasing from merchants that accept MasterCard using either the PayPal ATM/debit card or our online Shop Anywhere feature; or

  •
  requesting a check from PayPal.

        We bear all costs associated with withdrawals from the PayPal system. On transfers to a recipient's U.S. bank account, we incur a processing cost of $0.01 per transaction. On transfers to a recipient's bank account in the sixteen countries where we offer withdrawals to local bank accounts, our processing cost varies based upon different banking network fees in the different countries. Our average processing cost for international bank account withdrawals for the three and six months ended June 30, 2002 equaled approximately $0.47 and $0.47, respectively. For ATM withdrawals and debit card purchases, we incurred a blended average per-transaction cost of approximately $0.15 and $0.15, respectively. Finally, we incurred a cost of $0.62 and $0.62, respectively for each paper check we mail to our customers.

  Provision for Transaction Losses

        We incur transaction losses due to fraud and non-performance of third parties and customers. Examples of transaction losses include ACH returns, debit card overdrafts, chargebacks for unauthorized credit card use and merchant-related chargebacks due to non-delivery of goods or services. We establish reserves for transaction losses based on an accumulation of the estimated amounts, using an actuarial technique, necessary to cover all outstanding transaction losses, including losses incurred as of the reporting date but of which we have not yet been notified. This technique enables us to estimate the total expected losses by loss category, for example unauthorized use or merchant-related losses, based upon the historical chargeback reporting patterns in these categories. The total of expected losses less the total amount of chargebacks reported equals the reserve for estimated losses incurred but not reported. We base the reserve estimates on known facts and circumstances, internal factors including our experience with similar cases, historical trends involving loss payment patterns and the mix of transaction and loss types. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses, typically within 90 days of the relevant transaction. We reflect recoveries in the reserve for transaction losses as collected.

        As a percentage of total payment volume, we incurred transaction losses of 0.38% and 0.43% for the three and six months ended June 30, 2002, compared to 0.42% for the year ended December 31, 2001. In April 2002, we increased the sending limit for unverified accounts from $1,000 to $2,000. We also raised initial sending limits for selected international users from $100 to $1,000. Such increases may result in higher transaction loss rates. Credit card chargebacks comprise our largest source of transaction loss expense.

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

  Selling, General and Administrative

        Selling, general and administrative, or SG&A, expenses consist primarily of salaries for our executive, marketing, business development, administrative, legal, finance and human resources personnel, cost of facilities, computer and communications equipment, support services, professional services fees and promotional expenditures, which include new user sign-up and referral bonuses. Promotional bonuses paid to business or premier account holders are offset against revenues from these customers.

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

  Non-cash Stock-based Compensation

        In connection with some employee stock option grants, we recorded non-cash stock-based compensation based on the difference between the deemed fair value of the common stock and the stock option exercise price of these stock options at the measurement date, typically the date of grant. We present this amount as a reduction of stockholders' equity and we amortize it over the vesting period of the applicable stock options. For the three and six months ended June 30, 2002, we recorded non-cash stock-based compensation expense of $3.2 million and $8.0 million, respectively.

  Amortization of Goodwill and Other Intangibles

        Goodwill and other intangibles resulted primarily from the merger between X.com Corporation and Confinity, Inc. in March 2000. Goodwill and Other intangibles, net at December 31, 2001 totaled $16.4 million. We adopted SFAS 142 on January 1, 2002. Upon adoption, we reclassified the remaining unamortized balance of $99,000, representing acquired workforce, to goodwill. We will no longer amortize further the remaining unamortized balance of goodwill of $15.6 million. Goodwill will be subject to annual impairment testing.

  Non-Recurring Charges

        During the three months ended June 30, 2002, we moved our California headquarters from Palo Alto to Mountain View. Our Palo Alto lease extends through 2007, with total lease commitments of $8.0 million. Though we intend to sublease the Palo Alto property, we have taken a non-recurring charge of $5.5 million during the three months ended June 30, 2002, for this lease and the disposal of certain fixed assets in this property. This charge is based upon management's best estimate of the liability net of expected sublease income. This estimate may be revised in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Transaction and other fees	95%	100%	94%	100%
Interest on funds held for others	5	—	6	—

Total revenues	100%	100%	100%	100%

Selected operating expenses:
Transaction processing expenses	54	34	58	34
Provision for transaction losses	12	12	17	13
Customer service and operations	37	19	42	20
Product development	11	6	12	6
Selling, general and administrative	28	14	32	13
Stock-based compensation	21	6	18	8
Amortization of goodwill and other intangibles	83	—	97	1
Non-recurring charges	—	10	—	5

Total operating expenses	246	101	276	100

Income (loss) from operations	(146)	(1)	(176)	—
Interest and other income (expense), net	5	2	7	2

Income (loss) before income taxes	(141)	1	(169)	2
Provision for income taxes	—	—	—	—

Net income (loss)	(141)%	1%	(169)%	2%

  Comparison of Three and Six Months Ended June 30, 2001 and 2002

  Revenues

        Transaction and Other Fees. A comparison of transaction and other fees for the three and six months ended June 30, 2001 and 2002 follows.

	Three Months Ended June 30,
				Six Months Ended June 30,
			Percentage Increase			Percentage Increase
	2001	2002		2001	2002
	(in thousands, except percentages)
Transaction and other fees	$18,744	$53,729	186.6%	$31,629	$102,062	222.7%
Gross Merchant Sales (GMS)	$663,014	$1,449,032	118.6%	$1,209,862	$2,762,876	128.4%
Total payment volume	$746,888	$1,615,379	116.3%	$1,389,625	$3,075,748	121.3%

        Transaction and other fees increased to $53.7 million and $102.1 million for the three and six months ended June 30, 2002, from $18.7 million and $31.6 million for the three and six months ended

June 30, 2001, an increase of 186.6% and 222.7%, respectively. We attribute the increase in transaction fees primarily to:

  •
  The increase in fees on Gross Merchant Sales. Gross Merchant Sales increased to $1.45 billion and $2.76 billion for the three and six months ended June 30, 2002 from $663.0 million and $1.21 billion for the three and six months ended June 30, 2001. The average price we charged business accounts increased to 3.1% and 3.1% of the payment amount for the three and six months ended June 30, 2002, respectively, from 2.5% and 2.3% of the payment amount for the three and six months ended June 30, 2001, respectively.

  •
  The increase in international fees. We launched international capability in November 2000. Total international fees increased to $4.0 million and $8.1 million for the three and six months ended June 30, 2002, respectively, from $1.7 million and $2.7 million for the three and six months ended June 30, 2001, respectively.

  •
  The increase in PayPal ATM/debit card revenues. We launched our ATM/debit card in January 2001. Revenues from debit card interchange and ATM fees net of debit card cash-back payments increased to $1.9 million and $3.4 million for the three and six months ended June 30, 2002, respectively, from approximately $405,000 and $459,000 for the three and six months ended June 30, 2001, respectively.

        Interest on Funds Held for Others.    Revenues from interest earned on funds held for others decreased to $43,000 and $471,000 for the three and six months ended June 30, 2002, respectively, from $920,000 and $2.1 million for the three and six months ended June 30, 2001, respectively. Beginning in February 2002, we transferred all U.S.-based customer funds into non-interest bearing bank accounts. Accordingly, nearly all of this revenue source ceased in February 2002.

  Operating Expenses

        Transaction Processing Expenses.    Transaction processing expenses increased by $7.7 million and $15.9 million, or 72.3% and 82.0%, to $18.4 million and $35.3 million for the three and six months ended June 30, 2002 from $10.7 million and $19.4 million for the three and six months ended June 30, 2001. We attribute this increase primarily to the growth of our total payment volume by 116.3% and 121.3% to $1.62 billion and $3.08 billion for the three and six months ended June 30, 2002 from $746.9 million and $1.39 billion for the three and six months ended June 30, 2001. As a percentage of total payment volume, total transaction processing expenses decreased to 1.1% and 1.1% from 1.4% and 1.4%, respectively. We attribute the decrease mainly to a reduction in the percentage of payment volume funded by credit cards to 46.2% and 46.9% for the three and six months ended June 30, 2002 from 50.5% and 49.7% for the three and six months ended June 30, 2001.

        Provision for Transaction Losses.    Provision for transaction losses increased by $3.8 million and $7.6 million, or 154.7% and 136.7%, to $6.2 million and $13.1 million for the three and six months ended June 30, 2002 from $2.4 million and $5.5 million for the three and six months ended June 30, 2001. We attribute this increase primarily to the growth of our total payment volume by 116.3% and 121.3% to $1.62 billion and $3.08 billion for the three and six months ended June 30, 2002 from $746.9 million and $1.39 billion for the three and six months ended June 30, 2001. As a percentage of total payment volume, provision for transaction losses increased slightly to 0.38% and 0.43% for the three and six months ended June 30, 2002 from 0.33% and 0.40% for the three and six months ended June 30, 2001. The transaction loss rate for the six months ended June 30, 2002, is consistent with the transaction loss rate for the year ended December 31, 2001 of 0.42% of payment volume. The increase in the transaction loss rate for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 is due to a variety of factors including changes in the way we manage fraud and increases in the limits on payment amounts. Our objective is to maximize profit by managing transaction losses while continuing to grow revenues. We continue in our efforts to control transactions losses.

        Customer Service and Operations. A comparison of our customer service and operations expenses for the three and six months ended June 30, 2001 and 2002 follows.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase (Decrease)			Percentage Increase (Decrease)
	2001	2002		2001	2002
	(in thousands, except percentages, per payment and per account data)
Total number of payments	15,058	28,757	91.0%	28,582	55,322	93.6%
Average number of accounts in period	7,999	16,612	107.7%	7,158	15,337	114.3%
Customer service operations:
Expense	$7,216	$10,366	43.7%	$14,280	$20,410	42.9%
As a percentage of revenues	36.7%	19.3%	—	42.4%	19.9%	—
Per payment	$0.48	$0.36	(24.8)%	$0.50	$0.37	(26.0)%
Per account per month	$0.30	$0.21	(30.8)%	$0.33	$0.22	(33.3)%

        The absolute expense increased as we hired more employees to support our payment volume growth during 2001 and the three and six months ended June 30, 2002. We attribute the decrease in customer service and operations expenses as a percentage of revenues for the three and six months ended June 30, 2002 from the three and six months ended June 30, 2001 primarily to the fact that our revenues increased at a faster rate as we continued to experience economies of scale in our support infrastructure. We attribute the decrease in our customer service and operations costs on a per payment and per account basis primarily to a combination of a reduction in the rate of customer contacts per payment and improved efficiency. Customer service and operations expenses also include depreciation and amortization of fixed assets of $1.7 million and $1.0 million for the three months ended June 30, 2002 and 2001, and $3.2 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively.

        Product Development.    Product development expenses increased by $1.2 million and $2.2 million, or 55.7% and 53.1%, to $3.3 million and $6.3 million for the three and six months ended June 30, 2002 from $2.1 million and $4.1 million for the three and six months ended June 30, 2001. As a percentage of revenues, product development expenses totaled 6.2% and 10.8% for the three months ended June 30, 2002 and 2001, and 6.2% and 12.3% for the six months ended June 30, 2002 and 2001, respectively. The increase in the absolute expense figure reflects the expansion of our product development and engineering staff and related costs required to support our continued emphasis on product development. We attribute the decrease in product development expenses as a percentage of revenues for the three and six months ended June 30, 2002 from the three and six months ended June 30, 2001 mainly to the fact that revenues increased faster than product development expenses in these periods. Product development expenses also include depreciation and amortization of fixed assets of $368,000 and $345,000 for the three months ended June 30, 2002 and 2001, and $668,000 and $800,000 for the six months ended June 30, 2002 and 2001, respectively.

        Selling, General and Administrative.    SG&A expenses increased by $1.8 million and $2.1 million, or 32.7% and 19.8%, to $7.3 million and $12.8 million for the three and six months ended June 30, 2002 from $5.5 million and $10.7 million for the three and six months ended June 30, 2001. As a percentage of revenues, SG&A expenses equaled 13.5% and 27.9% for the three months ended June 30, 2002 and 2001 and 12.5% and 31.6% for the six months ended June 30, 2002 and 2001, respectively. We experienced some increase in expenses from additional staffing levels and related costs required to manage and support our rapidly growing operations. However, this increase was partially offset by the decrease in our promotional bonus expenses due to the tightening of our requirements to receive sign-up and referral bonuses between the two periods. For each new account opened, average promotional bonus expenses were $0.11 and $0.09 for the three and six months ended June 30, 2002 as compared to $0.14 and $0.15 during the three and six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, we expensed as incurred promotion costs of $263,000 and $228,000 and for the six months ended June 30, 2002 and 2001, we expensed as incurred promotion costs of $476,000 and $480,000, respectively. We attribute the decrease in SG&A expenses as a percentage of revenues for the three and six months ended June 30, 2002 from the three and six months ended June 30, 2001 primarily to the fact that revenues increased while SG&A expenses have increased at a slower rate than revenues as we have enjoyed economies of scale in our corporate infrastructure.

        Non-cash Stock-based Compensation.    Non-cash stock-based compensation expense decreased by $876,000, or a decrease of 21.8%, to $3.2 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001. We attribute this decrease primarily to non-cash stock-based compensation charges recorded during the three months ended June 30, 2001 for the accelerated vesting of stock options upon termination of certain employees. Non-cash stock-based compensation expense increased by $1.8 million, or an increase of 29.9%, to $8.0 million for the six months ended June 30, 2002 from $6.2 million for the six months ended June 30, 2001. We attribute the increase primarily to amortization of non-cash deferred stock-based compensation recognized relating to the private placement of Class A stock to or for the benefit of our Chief Executive Officer in August and September 2001.

        The allocation of non-cash stock-based compensation expense to each of the functional areas follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(in thousands)
Customer service and operations	$462	$318	$619	$1,124
Product development	392	1,045	775	2,191
Selling, general and administrative	3,172	1,787	4,789	4,719

Total	$4,026	$3,150	$6,183	$8,034

        Amortization of Goodwill and Other Intangibles.    Our amortization expense decreased to $0 and $864,000 for the three and six months ended June 30, 2002 from $16.4 million and $32.8 million for the three and six months ended June 30, 2001. We attribute this decrease to the adoption of SFAS 141 and 142 on January 1, 2002 and the fact that the existing technology and customer base intangible assets were fully amortized at March 31, 2002. See Note 7 to the condensed consolidated financial statements for disclosure.

        Interest, Other Income and Expenses, Net.    Interest, other income and expenses, net increased by $129,000 and decreased by $578,000, or 12.3% and 23.6%, to $1.2 million and $1.9 million for the three and six months ended June 30, 2002 from $1.1 million and $2.4 million for the three and six months ended June 30, 2001. Interest, other income and expenses, net consist primarily of interest earned on cash, cash equivalents and short-term and long-term investments, and other miscellaneous income and expenses.

Liquidity and Capital Resources

        Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock and our initial public offering. On February 21, 2002, we completed our initial public offering and received approximately $69.9 million in cash, net of underwriting discounts, commissions, and other related expenses. As of June 30, 2002, we had raised $285.5 million, net of issuance costs, from the sale of equity securities, including the net proceeds received from our initial public offering.

        Net cash used in operating activities was $90.1 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the deposit of all U.S.-based customer funds not transferred into the Fund into FDIC-insured bank accounts with U.S. banks during the first quarter of 2002. As a result, most cash and investments held for the benefit of customers and the associated liabilities have been removed from our balance sheet at June 30, 2002. See Note 1 to our condensed consolidated financial statements. Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2001 resulted primarily from offsets to our net loss for non-cash charges for depreciation and amortization and from changes in our operating assets and liabilities.

        Net cash used in investing activities was $30.9 million and $21.7 million for the six months ended June 30, 2001 and 2002, respectively, and primarily related to purchases of investment securities and fixed assets.

        Net cash provided by financing activities was $36.9 million and $69.1 million for the six months ended June 30, 2001 and 2002. Net cash provided by financing activities in the six months ended June 30, 2001 resulted primarily from the issuance of preferred stock to third parties. Net cash provided by financing activities in the six months ended June 30, 2002 resulted primarily from our initial public offering in February 2002.

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

  Restricted Cash

        In connection with processing transactions with financial institutions, we may be required to pledge cash in the form of certificates of deposit and restricted money market accounts. We use restricted cash to secure letters of credit with banks to provide collateral to other financial institutions for actual or contingent liabilities arising from potential chargebacks, adjustments, fees or other charges due to or incurred by us. We had pledged certificates of deposit totaling $1.1 million and $0 and restricted money market accounts totaling $0 and $1.8 million as of December 31, 2001 and June 30, 2002, respectively, to secure letters of credit.

        In March 2002, we completed negotiations with First Data Resources, Inc. to increase the amount of its letter of credit to $7.0 million from $2.0 million at December 31, 2001 based on debit card volumes as per the agreement with First Data. In addition to the $2.0 million already secured by a certificate of deposit, we deposited $5.0 million into a restricted money market account, which is classified as restricted cash. If the volume decreases, or First Data's settlement risk otherwise decreases, we have the right to request, but not to require, a corresponding reduction in the letter of credit. We had pledged certificates of deposit totaling $2.0 million and $2.0 million and restricted money market accounts totaling $0 and $5.0 million as of December 31, 2001 and June 30, 2002, respectively to satisfy this obligation to First Data.

        Pursuant to a marketing agreement with Intuit, Inc. entered into in September 2000, we obtained an irrevocable standby letter of credit with a financial institution for Intuit, for the minimum payments due in accordance with the agreement. As of December 31, 2001 and June 30, 2002, we had pledged cash, in the form of a certificate of deposit, totaling approximately $500,000 to secure the letter of credit.

        In accordance with facility lease agreements, we have irrevocable standby letters of credit with financial institutions and have pledged cash, in the form of certificates of deposit, in the amount of $2.3 million and $1.3 million and in the form of a restricted money market account in the amount of $0 and $962,000 as of December 31, 2001, and June 30, 2002, respectively, to secure the letters of credit.

        We are required to keep minimum amounts on account with Wells Fargo Bank in order to obtain Wells Fargo's ACH processing services. Until December 2001, this requirement was met by holding sufficient customer funds as agent in a pooled account at Wells Fargo. The requirement is now met by pledging securities owned by us and held in a brokerage account at Wells Fargo. These securities totaled $5.6 million at June 30, 2002 and are classified as restricted securities.

        Until December 1, 2001, Chase Merchant Services (CMS) processed substantially all of our credit card transactions. CMS remains responsible for any chargebacks from our customers' credit card transactions that occurred prior to December 1, 2001. To protect CMS against the risk of such chargebacks, we had pledged certificates of deposit totaling $3.0 million at December 31, 2001. In December 2001, CMS had retained approximately an additional $11.3 million in settlement funds due to us in an escrow account. As of June 30, 2002, the $11.3 million amount had decreased to $3.4 million. Thus, the total amount of restricted cash for CMS as of June 30, 2002 was $6.4 million. In July 2002, CMS released $3.0 million of the pledged certificates of deposit and an additional $300,000 that CMS had retained directly in an escrow account. We believe that these balances will likely be reduced or eliminated by the end of this calendar year as the risk to CMS decreases over time. Accordingly, these balances have been classified as restricted cash.

        Pursuant to our money transmitter licenses in various states, we have to comply with statutory bonding requirements. In March 2002, we obtained a $6.6 million irrevocable standby letter of credit for the benefit of the bonding company from a financial institution to support the issuance of such bonds. As of June 30, 2002, we have pledged cash, in the form of certificates of deposit, totaling $6.6 million to secure the letter of credit. This amount is classified as restricted cash.

        Pursuant to an equipment lease agreement with an equipment manufacturer entered into in March 2002, we obtained an irrevocable standby letter of credit with a financial institution for the minimum payments due in accordance with the agreement. As of June 30, 2002, we had pledged cash, in the form of a certificate of deposit, totaling $414,000 to secure the letter of credit.

        The following table presents our restricted cash and investments as of December 31, 2001 and June 30, 2002.

Beneficiary of Restricted Cash and Investments	December 31, 2001	June 30, 2002
	(in thousands)
		(unaudited)
Other financial institutions	$1,116	$1,807
First Data Resources, Inc.	2,000	7,007
Intuit, Inc.	504	504
Facility lease agreements	2,305	2,243
Wells Fargo Bank	10,964	5,600
Chase Merchant Services	14,283	6,387
Money transmitter license applications	—	6,642
Equipment lease	—	414

Total restricted cash and investments	$31,172	$30,604

Restricted cash and investment securities—short-term	$19,303	$22,947
Restricted cash and investment securities—long-term	11,869	7,657

	$31,172	$30,604

        In May 2002, we entered into an agreement with Wells Fargo to provide U.S. credit card processing services. We are required to complete the transition from our current processor, EPX, to Wells Fargo by November 2002. In connection with this agreement, we will be required to maintain a reserve of $3.0 million at all times as a security for the performance of our obligations. Wells Fargo may increase this amount, but only as reasonably related to its potential liability for transactions that it processes for us. In connection with the termination of the relationship with EPX, we will be required to provide further amounts as collateral to cover chargebacks received by EPX after termination.

Contractual Obligations and Commercial Commitments

        The following table presents our contractual obligations as of June 30, 2002 over the next five years and thereafter (in thousands). Operating leases include amounts due for rent payments for our former corporate headquarters facility in Palo Alto, California.

		Payments Due by Period
Contractual Obligations	Payment Total	Remainder of Current Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Capital lease obligations	$4,139	$1,125	$3,014	$—	$—
Operating leases	38,225	2,132	8,467	4,405	23,221
Building construction obligations	12,671	9,867	2,804	—	—

Total contractual cash obligations	$55,035	$13,124	$14,285	$4,405	$23,221

        The following table presents our commercial commitments as of June 30, 2002 over the next five years and thereafter (in millions):

		Amount of Commitment Expiration Per Period
Commercial Commitments	Payment Total	Remainder of Current Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Standby letters of credit	$13,426	$13,426	$—	$—	$—
Service and marketing agreements	8,625	1,250	4,875	2,500	—

Total commercial commitments	$22,051	$14,676	$4,875	$2,500	$—

Risk Factors That May Affect Future Results and Market Price of Stock

        Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Risks Related to the Merger

As a PayPal Stockholder, If the Merger is Completed, You Will Receive 0.39 of a Share of eBay Common Stock for Each Share of PayPal Common Stock Despite Changes in the Market Value of PayPal Common Stock or eBay Common Stock.

        Upon completion of the merger, each share of PayPal common stock will be exchanged for 0.39 of a share of eBay common stock. There will be no adjustment for changes in the market price of either PayPal common stock or eBay common stock. Accordingly, the specific dollar value of the eBay common stock that you will receive upon completion of the merger will depend on the market value of eBay common stock at the time of completion of the merger. The merger may not be completed immediately following the special meeting of PayPal stockholders if all regulatory approvals have not yet been obtained and other conditions have not been satisfied or waived. We cannot assure you that the value of the eBay common stock that you will receive in the merger will not decline prior to or after the merger.

        The shares of PayPal common stock purchased in PayPal's initial public offering and secondary offering are generally not subject to any contractual transfer restrictions and may be sold at any time prior to completion of the merger. In addition, a significant number of shares of PayPal common stock are expected to become available for sale upon the expiration of various lock-up agreements. The following table sets forth information about the expiration of these lock-up agreements.

Relevant Dates	Approximate Number of Shares of PayPal Common Stock Eligible for Future Sale	Approximate Percentage of Outstanding PayPal Common Stock	Comment
On the date of this proxy statement/prospectus	14,418,184	23.56%	Freely tradeable shares sold in PayPal's initial public offering and secondary offering and shares saleable under Rules 144, 144(k) and 701 of the Securities Act
August 14, 2002	27,041,777	44.19%	Shares subject to lock-up agreements entered into in connection with PayPal's initial public offering are released (excludes shares that are subject to other contractual transfer restrictions)
November 13, 2002	2,671,925	4.4%	Shares subject to lock-up agreements entered into in connection with PayPal's secondary offering are released (excludes shares that are subject to transfer restrictions under the stockholders agreements)
Later of the PayPal special meeting and November 13, 2002	5,196,851	8.4%	A portion of the shares subject to transfer restrictions under the stockholders agreements are released

        An additional 11,854,336 shares will not become available for sale until after the merger is completed or the merger agreement is terminated.

        Future sales of substantial amounts of PayPal common stock in the public market, or the availability of such shares for sale, including shares issued upon the exercise of outstanding options, could adversely affect the market price of PayPal common stock and eBay common stock.

We May Be Unable to Obtain the Required Regulatory Approvals for Completing the Merger.

        As a condition to the obligations of eBay and PayPal to complete their merger, the relevant waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, must have expired or been terminated. On July 18, 2002, eBay and PayPal filed their respective Pre-Merger Notification and Report Forms with the Department of Justice, or DOJ, and the Federal Trade Commission, or FTC, under the HSR Act. eBay and PayPal have been advised that the DOJ will be the agency responsible for reviewing the merger. On July 12, 2002, eBay and PayPal received an informal request for information and documents from the DOJ and commenced collecting responsive information for the DOJ on a voluntary basis. In addition, representatives of eBay and PayPal have met with representatives of the DOJ to discuss the rationale behind, and answer questions relating to, the merger. The 30-day HSR Act waiting period expires on August 19, 2002, unless extended. If the DOJ were formally to request additional information or documentary material from eBay and PayPal, the waiting period would expire 30 days after the date of substantial compliance by eBay and PayPal with such request. Prior to entering into the merger agreement, representatives of PayPal submitted information and documentary material to, and met with, the DOJ and the FTC alleging that some of eBay's business practices were anticompetitive and harmful to PayPal. PayPal's most recent submission relating to this issue was on June 19, 2002 to the DOJ. There can be no assurance that the DOJ will not seek to enjoin the merger before the applicable waiting period expires. On August 1, 2002, pursuant to Germany's Act Against Restraints on Competition, eBay and PayPal jointly notified the German Cartel Office of the proposed merger. eBay and PayPal are also required to make antitrust filings in Brazil. eBay and PayPal jointly notified the Brazilian antitrust authorities of the proposed merger on July 26, 2002. eBay and PayPal will also make filings in other jurisdictions if those filings are required. At any time before or after the merger, the DOJ, FTC or other national antitrust agencies could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including the DOJ seeking to enjoin the merger or the DOJ, FTC or other national antitrust agencies seeking changes or restrictions in the operations of any of the assets or business of eBay or PayPal or their affiliates after the merger has closed. The combined company may be required to agree to necessary operating restrictions, before or after receipt of PayPal stockholder approval, in order to complete the merger or to assure that governmental authorities do not seek to block the merger. No additional PayPal stockholder approval is expected to be required or sought for any decision by eBay or PayPal, after the special meeting of PayPal stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the merger, and PayPal stockholder approval will not be sought unless such stockholder approval is required to approve such terms and conditions under applicable law. Even if regulatory approvals are obtained, any federal, state or foreign governmental entity or any private person may challenge the merger at any time before or after its completion.

If the Merger is Not Completed, the Price of PayPal Common Stock and Future Business and Operations Could Be Harmed.

        If the merger is not completed, PayPal may be subject to the following material risks, among others:

  •
  PayPal may not be able to find a party willing to pay an equivalent or more attractive exchange ratio than the ratio offered by eBay;
  •
  PayPal may be required to pay eBay a termination fee of $5,000,000 or $45,000,000 and reimburse eBay's expenses;
  •
  the price of PayPal common stock may decline to the extent that the current market price of PayPal common stock reflects an assumption that the merger will be completed;
  •
  PayPal's costs related to the merger, such as legal, accounting and some of its financial advisory fees, must be paid even if the merger is not completed;
  •
  PayPal would not realize the benefits it expects by being part of a combined company with eBay, as well as the potentially enhanced financial position as a result of being part of the combined company;
  •
  the diversion of management attention from PayPal's day-to-day business and the unavoidable disruption to its employees and its relationships with users and partners as a result of efforts and uncertainties relating to PayPal's anticipated merger with eBay may detract from PayPal's ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that PayPal could be unable to regain if the merger does not occur; and
  •
  PayPal may not be able to continue its present level of operations, may need to scale back its business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

Stockholders May Sell Substantial Amounts of PayPal Common Stock on the Public Market, Which Is Likely to Depress the Price of PayPal Common Stock.

        A significant number of shares of PayPal common stock may be sold at any time prior to the merger. Any substantial sales of PayPal common stock on the market by current stockholders may cause the market price of PayPal common stock to decline. If PayPal's current stockholders sell PayPal common stock in the public market prior to the merger, it is likely that arbitrageurs would acquire such shares. These arbitrageurs would likely sell all such shares on the public market immediately following any announcement, or anticipated announcement, that the merger with eBay failed, or will likely fail, to close for regulatory or other reasons, which, in turn would likely cause the market price of PayPal common stock to decline.

        In addition to the other negative effects on PayPal, all such sales of PayPal common stock might make it more difficult for PayPal to sell equity or equity-related securities in the future if the merger with eBay is not completed.

The Delay in Closing the Planned Merger Could Have an Adverse Effect on PayPal's Revenues in the Near-term.

        To the extent a prolonged delay in completing the planned merger creates uncertainty among PayPal's users, such delay could have an adverse effect on PayPal's results of operations, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in the stock price of PayPal common stock. In addition, eBay has announced that it plans to phase out PayPal's processing of payments for online gambling merchants after the merger is completed as a result of the uncertain regulatory environment surrounding online gambling. As a result of this announcement, PayPal may lose significant revenues in the near-term associated with online gambling merchants seeking alternatives to PayPal's product prior to the merger or arising out of the uncertainty of how long PayPal may continue to process payments for online gambling merchants.

Risks Related to Our Business

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
  Expand our international operations;
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

We depend on online auction transactions for a significant percentage of our payment volume. We generate a significant portion of our business on eBay, which has established a competing payment system. If our ability to process payments for online auctions, particularly eBay, is impaired for any reason, including the termination of our merger agreement with eBay, our financial results and growth prospects would be affected significantly and negatively.

        For the three and six months ended June 30, 2002, our customers identified to us approximately 58.8% and 59.8% of the dollar volume of all payments made through the PayPal system as settlements from purchases made at online auction websites, respectively, particularly eBay. We rely on these transactions for a substantial portion of our customer base and our payment volume. Other than the proposed merger agreement with eBay, we do not have any contractual relationship with eBay. eBay owns a competing payment service, eBay Payments, also known as Billpoint. While eBay has agreed to phase out Billpoint following consummation of their acquisition of us, if the proposed acquisition agreement is terminated for any reason, we will continue to compete with Billpoint. eBay could choose to restrict or prohibit its sellers from advertising PayPal for payments, or compel sellers to offer eBay Payments as a payment option for their auctions on eBay's site. Whether or not eBay imposes such restrictions, we expect eBay to continue to develop and promote its own payment service and to integrate that service tightly into its site in order to foster the use of its payment service. If our ability to process payments for purchases made on online auction websites, particularly eBay, became impaired, or if these online auction sites took additional steps to integrate their payment services, our business would suffer.

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
  Valid offered by CheckFree;
  •
  email payment services offered by the U.S. Postal Service through CheckFree;
  •
  MoneyZap and BidPay offered by Western Union, a subsidiary of First Data; and
  •
  credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, Paymentech, VeriSign and Authorize.net.

        Many of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than we have. For example, Citigroup's c2it has existing arrangements with AOL Time Warner and Microsoft. c2it uses these arrangements to market directly its competing payment product to the customers of AOL Time Warner and Microsoft, which could result in c2it gaining substantial market share in a short period of time. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can. They may devote greater resources to the development, promotion and sale of products and services than we can, and they may offer lower prices. These competitors have offered, and may continue to offer, their services for free in order to gain market share and we may be forced to lower our prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than we

do. If these competitors acquired significant market share, this could result in our losing market share, which would have a material adverse effect on our business.

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

We have a limited operating history and may not continue to be profitable. If we are unable to maintain profitability, our stock price would decline.

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

        We intend to continue to make significant investments in our systems and infrastructure. We may not be able to sustain profitability in the future. Although we made a small profit in the first six months of 2002, our ability to maintain profitability will depend on, among other things, market acceptance of our product and our ability to compete effectively.

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

        MasterCard has announced that, effective May 1, 2002, it will require each customer that regularly uses PayPal to accept payment for goods or services, to enter into a contract with the bank that processes MasterCard transactions for us and to agree to observe MasterCard rules. We believe we can comply with this rule through changes to our User Agreement, but we are unable at this time to predict precisely how this rule will affect our business. It could require us to change the interrelationship among us, our customers and our credit card processing bank in ways that could increase our costs, reduce the attractiveness of our service or both.

        In 2001, Visa indicated that some of our practices violated its operating rules, and we implemented changes in response. In January 2002, we received correspondence through our credit card processor that three issues remain unresolved. These issues relate to our international membership fees, our fees for international credit card funded payments, and our process for obtaining authorization to charge a customer's Visa account if the customer's ACH transfer fails. In connection with these issues, Visa has assessed fines on our processor totaling $130,000 through June 30, 2002, $95,000 of which our processor has passed through to us. We have implemented changes to our practices to resolve these issues, including changing our fee structure so that we no longer assess fees on international credit card funded payments. We believe these changes have resolved all outstanding issues that resulted in compliance fines from Visa. However, these changes could make the PayPal service less attractive to our customers.

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

        For the three and six months ended June 30, 2002, our provision for transaction losses totaled $6.2 million and $13.1 million, representing 0.38% and 0.43% of our total payment volume. In April 2002, we increased the credit card funding limit for unverified U.S.-based users from $1,000 to $2,000. This increase may result in higher transaction losses.

        When a sender pays a merchant for goods or services through PayPal using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to us and our credit card processor levies additional fees against us, unless we can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. If our chargeback rate becomes excessive, credit card associations also can require us to pay fines and could terminate our ability to accept their cards for payments. Early in 2001, as a result of high chargeback rates in the second half of 2000, MasterCard determined that we violated its operating rules by having excessive chargebacks and fined our card processor $313,600, which was subsequently passed on to us. Although we resolved this situation to MasterCard's satisfaction and have reduced our chargeback rate, we cannot assure you that new causes of excessive chargebacks will not arise in the future.

        We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures' effectiveness. If these measures do not succeed, our business will suffer.

          We incur chargebacks and other losses from merchant fraud, payment disputes and insufficient funds, and our liability from these items could have a material adverse effect on our business and result in our losing the right to accept credit cards for payment. If we are prohibited from accepting credit cards for payment, our ability to compete could be impaired, and our business would suffer.

        We incur substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. We also incur losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. Our merchant-related chargebacks totaled $5.1 million for transactions that occurred during the year ended December 31, 2000. The cumulative gross amount of chargebacks received through June 30, 2002 with respect to merchant-related disputes for transactions that occurred during the year ended December 31, 2001 totaled $18.7 million. The gross amount of chargebacks received through June 30, 2002 with respect to merchant-related disputes for transactions that occurred during the six months ended June 30, 2002 totaled $10.6 million. Our liability for such items could have a material adverse effect on our business, and if they become excessive, could result in our losing the right to accept credit cards for payment.

          Unauthorized use of credit cards and bank accounts could expose us to substantial losses. If we are unable to detect and prevent unauthorized use of cards and bank accounts, our business would suffer.

        The highly automated nature of, and liquidity offered by, our payment product makes us an attractive target for fraud. In configuring our product, we face an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as ours. We believe that several of our current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. During the four months between July and October 2000, we experienced a significant fraud episode and, as a result, we incurred gross losses due to unauthorized chargebacks totaling $5.7 million. This amount represented 64.0% of total chargebacks due to unauthorized transactions for the year ended December 31, 2000. The cumulative gross amount of chargebacks received through June 30, 2002 with respect to unauthorized use of credit cards for transactions that occurred during the year ended December 31, 2001 totaled $7.2 million. For the year ended December 31, 2001, the amount of our losses with respect to unauthorized use of bank accounts totaled $1.2 million. The gross amount of chargebacks received through June 30, 2002 with respect to unauthorized use of credit cards for transactions that occurred during the six months ended June 30, 2002 totaled $5.4 million. For the three and six months ended June 30, 2002, the amount of our losses with respect to unauthorized use of bank accounts totaled $1.7 million and $2.3 million, respectively.

          Our processes to reduce fraud losses depend in part on our ability to restrict the withdrawal of customer funds while we investigate suspicious transactions. We have been and could be sued by plaintiffs alleging that our restriction and investigation processes violate federal and state law on consumer protection and unfair business practice, and are inconsistent with our User Agreement. If we are unable to defend ourselves successfully, we could be required to restructure our anti-fraud processes in ways that would harm our business, and to pay substantial damages.

        As part of our program to reduce fraud losses, we may temporarily restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by our anti-fraud models as suspicious. On February 20, 2002, we were sued in California state court in a proposed class action alleging that our restriction of customer accounts and failure to promptly un-restrict legitimate accounts violates state law on consumer protection and unfair business practices and is in breach of our User Agreement. This class action was refiled with different named plaintiffs on June 6, 2002. On March 12, 2002, we were sued in the U.S. District Court for the District of Northern California in a proposed class action alleging that our restriction of customer accounts and failure to promptly un-restrict legitimate accounts violates federal and state law on consumer protection and unfair business practices. We could be sued in the future by other persons making similar claims. If we are unable to defend ourselves successfully, we could be required to restructure our anti-fraud processes in ways that would harm our business, and to pay substantial damages. Even if we are able to defend ourselves successfully, the litigation could cause damage to our reputation, could consume substantial amounts of our management's time and attention, and could require us to change our customer service and operations in ways that could increase our costs and decrease the effectiveness of our anti-fraud program.

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

        In addition, we classify merchants who historically have experienced significant chargeback rates, such as online gaming-related service providers and online gaming merchants as "higher risk". The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, our revenue from fees generated from these accounts would decline. Proposed legislation has been introduced in the U.S. Congress to clarify that operation of an Internet gaming business violates federal law, and to prohibit payment processors such as PayPal from processing payments for online gaming merchants. Even if this proposed legislation is not enacted, online gaming merchants could be determined to be in violation of existing federal and state gambling laws. In particular, the New York State Attorney General recently stated that even under current law, the processing of known gambling transactions may lead to liability for facilitating or aiding and abetting the underlying activity. On July 9, 2002, we were served with a subpoena, dated July 5, 2002, issued by the Attorney General of the State of New York. The subpoena sought the production of documents on or before July 22, 2002 that are related to, among other things, PayPal's transactions with merchants involved in online gambling activities. The stated purpose of the subpoena is to assist the Attorney General in determining whether an action or proceeding should be instituted against the Company. We met with representatives of the Attorney General on July 25, 2002 and discussions between the Attorney General and us are ongoing. The deadline for the production of documents has been extended pending these discussions. No civil or criminal action or proceeding has been commenced against us by the Attorney General. We intend to continue to cooperate fully with the Attorney General in this matter. In addition, we have received federal grand jury subpoenas dated July 24, 2002, issued at the request of the United States Attorney for the Eastern District of Missouri. These two subpoenas also seek the production of documents related to online gambling activities. We intend to cooperate fully with the United States Attorney's office in this matter.

        If the online gaming merchants that accept PayPal are operating illegally, we could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. We would lose the revenues associated with these accounts, which constituted approximately 8% of our revenues in the six months ended June 30, 2002, and we could be subject to material penalties and fines, both of which would seriously harm our business.

The divesture or discontinuance of our business operations relating to the processing of payments for online gambling merchants would adversely affect our business and results of operations.

        eBay has announced that upon completion of our proposed merger with eBay, eBay intends to discontinue these business operations. Our board of directors has not yet made, but could make a similar determination with respect to these business operations during the period before the proposed merger is completed or after the termination of the merger if such termination occurs. As a result of this announcement, we may lose significant revenues associated with online gambling merchants seeking alternatives to PayPal for payment processing as a result of the uncertainty of how long we may continue to process payments for online gambling merchants. Approximately 8% of our revenues for the six months ended June 30, 2002 was derived from these business operations. There can be no assurance that we will continue these business operations prior to the merger or following the termination of the merger, as the case may be. The divesture or discontinuance of these business operations would result in a loss of revenue to us and would adversely affect our business and results of operations.

Our status under state, federal and international financial services regulation is unclear. Violation of or compliance with present or future regulation could be costly, expose us to substantial liability, force us to change our business practices or force us to cease offering our current product.

        We operate in an industry subject to government regulation. We currently are subject to some states' money transmitter regulations, to federal regulations in our role as transfer agent and investment adviser to the PayPal Money Market Fund, or the Fund, and to federal electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

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

        We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to us, except for certain money transmitter licenses mentioned below. One or more states may conclude that, under its or their statutes, we are engaged in an unauthorized banking business. We have received written communications from regulatory authorities in New York, most recently in February 2002, and Louisiana expressing the view that our service as it formerly operated constituted an unauthorized banking business, and from authorities in California and Idaho in 2001 that our service might constitute an unauthorized banking business. We have taken steps to address these states' concerns, and have received a conclusion from the New York Banking Department that our current business model does not constitute illegal banking. We also have obtained licenses to operate as a money transmitter in Louisiana and Idaho. However, we cannot assure you that the steps we have taken to address state regulatory concerns will be effective in all states. If we are found to be engaged in an unauthorized banking business in one or more states, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states. Even if the steps we have taken to resolve these states' concerns are deemed sufficient by the state regulatory authorities, we could be subject to fines and penalties for our prior activities. The need to comply with state laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future.

          If we were found subject to or in violation of any laws or regulations governing money transmitters, we could be subject to liability and forced to change our business practices.

        A number of states have enacted legislation regulating money transmitters and we have applied for licenses under this legislation in 28 jurisdictions. To date, we have obtained licenses in twelve states and the District of Columbia. As a licensed money transmitter, we are subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state regulatory agencies. If our pending applications were denied, or if we were found to be subject to and in violation of any money services laws or regulations, we also could be subject to liability or forced to cease doing business with residents of certain states or to change our business practices. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

          If we were found subject to or in violation of any laws or regulations governing electronic fund transfers, we could be subject to liability and forced to change our business practices.

        Although there have been no definitive interpretations to date, we have assumed that our product is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our product, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further our information gathering and disclosure practices. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our product. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction. During the year ended December 31, 2001 and the six months ended June 30, 2002, we processed approximately 189,000 and 306,000 transactions per day, and any violations could expose us to significant liability.

          We are subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on our business and could subject us to civil and criminal liability.

        We are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. Such a program must be in place by July 24, 2002. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action, fine and/or prosecution by the government. We are also subject to regulations that require us to report suspicious activities involving transactions of $2,000 or more and to obtain and keep more detailed records on the senders and recipients in transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA Patriot Act may require us to revise the procedures we take to verify the identity of our customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before opening an account, to obtain additional verification of international customers, or to monitor our customers' activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

        Even if we comply with these laws, federal and state law enforcement agencies could seize customer funds that are proceeds of unlawful activity, which could result in adverse publicity for us and affect our business adversely. Some online casinos use our product to accept and make payments. If these casinos are operating illegally, we may be subject to civil or criminal prosecution under numerous laws, as discussed above under "—Our Payment System Might be Used for Illegal or Improper Purposes.", including but not limited to money laundering laws. In addition, future regulation in this area is likely, and we cannot predict how such regulation would affect us. Complying with such regulation could be expensive or require us to change the way we operate our business.

          Our status under banking or financial services laws or other laws in countries outside the U.S. is unclear. The cost of obtaining any required licenses or regulatory approvals in these countries could affect our future profitability.

        We currently offer our product to customers with credit cards in 37 countries outside the U.S. In sixteen of these countries—Canada, the United Kingdom, Germany, the Netherlands, France, Australia, New Zealand, Hong Kong, Japan, Spain, Mexico, Singapore, Sweden, Denmark, Finland and Norway—customers can withdraw funds to local bank accounts. In these countries, it is not clear whether, in order to provide our product in compliance with local law, we need to be regulated as a bank or financial institution or otherwise. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend operations in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us and involve considerable delay to the provision or development of our product. Implementation of our plans to enhance the attractiveness of our product for international customers, in particular our plans to offer customers the ability to transact business in major currencies in addition to the U.S. dollar, will increase the risks that we could be found to be in violation of laws or regulations in countries outside the U.S.

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

        We pay significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance. For the six months ended June 30, 2002, senders funded 46.9% of our payment volume using credit cards. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

We rely on financial institutions, including several current or potential competitors, to process our payment transactions. Should any of these institutions decide to stop processing our payment transactions, our business could suffer.

        Because we are not a bank, we cannot belong to and directly access the credit card associations or the ACH payment network. As a result, we must rely on banks or their independent service operators to process our transactions. Wells Fargo currently processes our ACH transactions and will soon also process our credit card transactions. Wells Fargo also provides payment processing services to our competitor eBay Payments and offers credit card processing services directly to online merchants. First Data currently processes our debit card transactions and we expect that in providing credit card processing to us Wells Fargo will obtain some services from an entity that is a joint venture between First Data and Wells Fargo. First Data also controls three of our competitors—Western Union, BidPay and Achex. If we could not obtain these processing services on acceptable terms from these sources or elsewhere, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

Increases in credit card processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

        From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2002. Our credit card processors have the right to pass any increases in interchange fees on to us. Any such increased fees could increase our operating costs and reduce our profit margins. Furthermore, our credit card processors require us to pledge cash as collateral with respect to our acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that we are required to pledge could be increased at any time.

Customer complaints or negative publicity about our customer service could affect use of our product adversely and, as a result, our business could suffer.

        Customer complaints or negative publicity about our customer service could diminish severely consumer confidence in and use of our product. Breaches of our customers' privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We have received negative media coverage, as well as public criticism from the Better Business Bureau in the first quarter of 2001, regarding customer disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. The number of persons we employed or contracted in our Omaha-based customer service and operations team increased from 408 as of December 31, 2001 to 543 as of June 30, 2002. In addition, in March 2002, we discontinued our relationship with Daksh eServices Private Limited for outsourced email customer service in India. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.

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
  power loss;

  •
  earthquake;

  •
  terrorist attacks;

  •
  natural disasters;

  •
  computer viruses;

  •
  unauthorized entry;

  •
  telecommunications failure; and

  •
  computer denial of service attacks.

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

        Our revenues have grown from $19.7 million and $33.7 million for the three and six months ended June 30, 2001, to $53.8 million and $102.5 million for the three and six months ended June 30, 2002, and we intend to grow our business significantly. To support our growth plans, we may need to expand our existing management, operational, financial and human resources, customer service and management information systems and controls. We may be unable to expand these systems and to manage our growth successfully, and this inability would adversely affect our business.

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

        In the six months ended June 30, 2002, we generated 21.0% of our revenue from transactions where we collected fees from senders or recipients that resided outside the U.S. We intend to expand use of our product in selected international markets. If we could not continue our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

  •
  greater difficulty in managing foreign operations;

  •
  expenses associated with localizing our products, including offering customers the ability to transact business in major currencies in addition to the U.S. dollar;

  •
  laws and business practices that favor local competitors;

  •
  multiple and changing laws, tax regimes and government regulations;

  •
  foreign currency restrictions and exchange rate fluctuations;

  •
  changes in a specific country's or region's political or economic conditions; and

  •
  differing intellectual property laws.

Loss of principal of customer funds placed in bank accounts or in the PayPal Money Market Fund may affect adversely customer perceptions about the safety of our service and as a result could reduce our payment volume and our ability to operate our business profitably.

        We place customer funds that are not withdrawn from the PayPal system in bank accounts as agent for the customer, unless the customer is a U.S. resident and has chosen to enroll in the money market sweep, in which case their balances are directed to purchase shares in the Fund. We seek to place customer funds in well-capitalized banks, and we have obtained an opinion from the Federal Deposit Insurance Corporation that funds placed in bank accounts will be eligible for federal deposit insurance on a per customer basis as long as we maintain accurate records and continue to act as agent for the customer. However, customer funds could be lost in the event of the insolvency of one or more of these banks. Customers who opt to invest their money in the Fund may lose the original principal value of their initial investment. If these losses occur, perceptions regarding PayPal's safety and handling of customer funds may result in decreased customer balances and payment volume, which would increase our costs and reduce our revenue.

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

        To date, all of our recognized revenue has been denominated in U.S. dollars. For the three and six months ended June 30, 2002, we earned approximately 21.9% and 21.6%, respectively, of our revenues from international markets, which in the future may be denominated in various currencies. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar and diverging economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not affect adversely our financial results in the future.

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

  Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products

        Effective January 1, 2002, we adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" pursuant to the implementation requirements stated therein. Our adoption of EITF 01-09 resulted in a change of method of accounting for certain incentive offerings.

        The effect of adopting EITF 01-09 resulted in a reduction in both revenues and selling, general and administrative expense by $220,000 and $851,000 in the three and six months ended June 30, 2002. We have adjusted our results for the years ended December 31, 2001 and 2000 and reduced revenues and selling, general and administrative expense accordingly. The impact of the adoption of EITF 01-09 was a reduction in both revenues and selling, general and administrative expense of $248,000 and $519,000 for the three and six months ended June 30, 2001, respectively.

  Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

        The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact upon our financial position, cash flows or results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Litigation; Third Party License Demand

        On May 7, 2002, Tumbleweed Communications Corp. filed a lawsuit for patent infringement against us in the United States District Court for the Northern District of California. Tumbleweed is a software company headquartered in Redwood City, California, that specializes in Internet security. The lawsuit claims infringement of two U.S. patents: U.S. Patent Number 5,790,790 (the '790 patent), entitled "Electronic Document Delivery System in Which Notification of Said Electronic Document is Sent to a Recipient Thereof," and U.S. Patent Number 6,192,407 (the '407 patent), entitled "Private, Trackable URLs For Directed Document Delivery." The Tumbleweed patents relate to techniques for the delivery of electronic documents to users over the Internet. Specifically, the '790 patent relates to an electronic document delivery system and methods of its use where a document is forwarded to a remote server. The server sends a generic notification of the document, with direct reference to the document, to an intended recipient, and the recipient can download the document from the server using local protocols. The '407 patent relates to a document delivery architecture that dynamically generates a private Uniform Resource Locator (URL) to retrieve documents. We believe that we do not infringe the '790 or '407 patents, and will contest the suit vigorously. In our answer filed May 28, 2002, we denied any infringement and asserted that the Tumbleweed patents are invalid. In addition, we brought counterclaims for declaratory judgment that the patents are not infringed and are invalid.

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

        If we were to conclude based on additional information that some element of our processes are or might be covered by the Tumbleweed or NetMoneyIN patents, we might seek to negotiate and obtain licenses from these parties. If we were unwilling or unable to obtain a license from these third parties, we would remain subject to potential liability for patent infringement. Although we will contest the Tumbleweed lawsuit and any lawsuit by NetMoneyIN vigorously, we cannot make assurances that we will prevail in the Tumbleweed lawsuit or if NetMoneyIN were to sue us for infringement of their patents. If any portions of our service were found to be infringing their patents, then we would likely be unable to continue to offer those portions of our service found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Class Action Litigation

        As part of our program to reduce fraud losses, we may restrict the ability of customers to withdraw their funds if those funds or their account activity are identified by our anti-fraud models as suspicious. On February 21, 2002, we were served with a lawsuit, Kamdar et al. v. PayPal et al., filed in Superior Court of the State of California in Santa Clara County. This suit was filed on behalf of a purported class of users whose accounts have been restricted by PayPal. The suit claims that we have restricted funds or user accounts in a manner that breaches our User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages as to any conversion of users' funds, (4) an injunction preventing PayPal from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper. We believe our policies and procedures regarding account restrictions are appropriate and are an important part of our risk management system. On March 18, 2002, we removed the case from Superior Court in Santa Clara County to the United States District Court for the Northern District of California. On April 1, 2002, plaintiffs filed a motion to remand the case back to Superior Court. On June 11, 2002, the Company received notice of dismissal of this suit in connection with the filing of the Lee et al. vs. Paypal, Inc. lawsuit described below.

        A separate lawsuit, Lee et al. v. PayPal, Inc., was filed in Superior Court of the State of California in Santa Clara County on June 6, 2002. The plaintiffs in this action share the same counsel as the plaintiffs in the Kamdar action. The Lee action was filed on behalf of a purported class of all persons who hold or held PayPal accounts (a) that the Company restricted in their entirety, even though suspected frauds only implicate a portion of the funds in the accounts; (b) that the Company restricted without any reasonable ground to suspect user fraud or other justifiable basis, or (c) from which the Company deducted funds without justification, without completing an investigation, or without providing the user with the written results of the investigation within three business days of completing the investigation. Like the Kamdar action, this complaint claims that the Company has restricted funds or user accounts in a manner that breaches the Company's User Agreement provisions on account restrictions, that constitutes an unlawful, unfair or fraudulent business practice under California law, and that constitutes a conversion of the users' funds. The plaintiffs seek an order awarding (1) actual and compensatory damages, (2) restitution or other equitable relief, (3) punitive damages, (4) an injunction preventing the Company from continuing to convert funds or to engage in the alleged unlawful, unfair or fraudulent practices regarding account restrictions, (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem proper.

        On June 10, 2002, a separate class action Resnick et al. v. PayPal, Inc., was filed the U.S. District Court for the Northern District of California, San Jose Division. This suit was filed on behalf of a purported class of all customers who use their PayPal account primarily for personal, family or household purposes. The plaintiffs in this action share the same counsel as the plaintiffs in the Kamdar and Lee actions. The Resnick suit alleges that the Company has violated the Electronic Fund Transfer Act. The plaintiffs seek an order awarding (1) actual and compensatory damages; (2) restitution and other equitable relief as the court deems proper; (3) treble damages and penalties under the Electronic Fund Transfer Act; (4) an injunction preventing the Company from continuing to convert the remaining funds in the plaintiffs' accounts; (5) plaintiffs' costs incurred in the litigation, including attorney's fees, and pre- and post-judgment interest, and (6) such other relief as the court may deem just and proper.

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

        The Company believes it has meritorious defenses to these lawsuits and will contest the suits vigorously. However, the ultimate resolution of these matters could have a material adverse effect on our financial condition and results of operations and cash flows. Even if the Company prevails, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources. An estimate of the range of loss, if any, related to these matters cannot be made at this time given that the complaints did not specify the full amount of monetary damages claimed, the early stage of the matters and the limited amount of information available as of this date.

Suits Related to Proposed Merger

        On July 8, 2002, a complaint captioned Kathleen Rooney v. PayPal, Inc., John C. Dean, Jr., Shailesh J. Metha (sic), John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk, Peter A. Thiel, Max R. Levchin, and eBay Inc., C.A. No. 19733 was filed in Delaware Chancery Court. A second complaint captioned Louis Crespo v. PayPal, Inc., Peter A. Thiel, Max R. Levchin, John C. Dean, Jr., Shailesh Mehta, John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk, and eBay, Inc., C.A. No. 19735 was filed on July 9, 2002 in the same court. A third complaint captioned Daniel Lowe v. PayPal, Inc. Peter A. Thiel, Max R. Levchin, John C. Dean, Jr., Shailesh Mehta, John A. Malloy, Timothy M. Hurd, Michael J. Moritz, Elon Musk and eBay, Inc., C.A. No. 19745 was filed on July 10, 2002 in the same court. A fourth complaint captioned Dominic A. Castaldo v. Peter A. Thiel, Max R. Levchin, John C. Dean, Timothy M. Hurd, John A. Malloy, Shailesh J. Mehta, Michael J. Moritz,

Elon R. Mush (sic), eBay Inc., and PayPal, Inc., Case File No. CV809326, was filed on July 10, 2002 in the Superior Court of the State of California for the County of Santa Clara. A fifth complaint captioned Pierre Biscaye v. Peter A. Thiel, Max R. Levchin, John C. Dean, Timothy M. Hurd, John A. Malloy, Shailesh J. Mehta, Michael J. Moritz, Elon R. Mush (sic), eBay Inc. and PayPal, Inc., Case File No. CV809663, was filed on July 23, 2002 in the Superior Court of the State of California for the County of Santa Clara.

        These lawsuits purport to be brought as class actions on behalf of all stockholders of PayPal, Inc. ("PayPal") and allege that the defendants have breached fiduciary duties they allegedly owe to PayPal stockholders by entering into a merger agreement that contemplates that each share of PayPal common stock will be exchanged for 0.39 shares of eBay common stock. The complaints seek an injunction prohibiting the merger, unspecified monetary damages, and costs and attorneys' fees. PayPal believes that these suits are without merit and intends to defend against them vigorously.

        We believe we have meritorious defenses to these lawsuits and will contest the suits vigorously. However, the ultimate resolution of the matters which are currently pending could have a material adverse effect on our financial condition and results of operations. Even if we prevail, the litigation could be expensive to defend and could require significant amounts of management time and the diversion of significant operational resources.

Online Gambling Investigations

        On July 9, 2002, PayPal was served with a subpoena, dated July 5, 2002, issued by the Attorney General of the State of New York. The subpoena sought the production of documents on or before July 22, 2002 that are related to, among other things, PayPal's transactions with merchants involved in online gambling activities. The stated purpose of the subpoena is to assist the Attorney General in determining whether an action or proceeding should be instituted against PayPal. The deadline for the production of documents has been extended pending these discussions. On July 25, 2002, representatives of PayPal met with representatives of the Attorney General, and discussions between the Attorney General and PayPal are still ongoing. No civil or criminal action or proceeding has been commenced against PayPal by the Attorney General. PayPal intends to cooperate fully with the Attorney General in this matter.

        PayPal has received federal grand jury subpoenas dated July 24, 2002, issued at the request of the United States Attorney for the Eastern District of Missouri. These two subpoenas seek the production of documents related to online gambling activities. PayPal intends to cooperate fully with the United States Attorney's office in this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

        We intend to continue to use the balance of the net proceeds for additional collateral requirements to support the growth of our transaction processing operations, for capital expenditures, and for other general corporate purposes, including continued international expansion and development of additional product features. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we have been investing the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses, products and technologies. We have no current agreements or commitments for acquisitions of any businesses, products or technologies.

        A secondary public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-90318) that was declared effective by the Securities and Exchange Commission on June 27, 2002. A total of 6,900,000 shares of our common stock were registered on our behalf of stockholders selling in this offering. All 6,900,000 shares were sold at an offering price of $19.00 per share, through a syndicate of underwriters managed by Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., William Blair & Company, L.L.C., SunTrust Capital Markets, Inc., SoundView Technology Corporation and D.A. Davidson & Co. The selling stockholders paid the underwriting discount, as well as the expenses of $2.6 million incurred in this offering. No shares were registered or sold by us, and we received no proceeds from this offering, other than for expenses related to this offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed as part of this report:

Exhibit Number		Description of Document
4.4		First Amendment to Amended and Restated Investors' Rights Agreement, dated as of May 31, 2002(1).
10.20	†	Credit Card Payment Processing Services Agreement, dated as of May 1, 2002, between the registrant and Wells Fargo Bank, National Association(1).
10.25		Purchase and Sale Agreement, dated as of May 7, 2002, between the registrant and R.S. Land, Inc. for real property in LaVista, Nebraska(1).
10.26		Design-Build Agreement between the registrant and Workstage LLC for the construction of a building on the real property in La Vista, Nebraska(1).
10.27		Agreement and Plan of Merger among eBay Inc., Vaquita Acquisition Corp. and PayPal, Inc. dated as of July 7, 2002.

    †
    Confidential treatment granted.

    (1)
    Incorporated by reference to Exhibits filed with PayPal, Inc.'s Registration Statement No. 333-90318, as amended, which became effective on June 27, 2002.

  (b)
  The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

    On June 12, 2002, we filed a report on Form 8-K providing a copy of our press release, dated June 12, 2002 regarding New York regulatory developments and financial guidance for 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYPAL, INC.
Date: August 6, 2002	By:	/s/ ROELOF F. BOTHA Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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
Risks Related to the Merger
Risks Related to Our Business
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES